Form 10-K405
period 1997-12-31
HYENA CAPITAL INC
filed 1998-03-30
CIK 894537

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

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

As of March, 1998, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                               Outstanding as of March, 1998
$.001 PAR VALUE CLASS A COMMON STOCK                   1,000,000 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. Business.

         The Company was incorporated under the laws of Utah on April 16, 1986 and was subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited to the sale of shares to Capital General Corporation and the gifts of shares to the giftees. The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of an acquired business; presently unidentified individuals would be retained for such purposes.

         As an unfunded venture, the Company will be extremely limited in its attempts to locate potential business situations for investigation. However, the Company's officers, directors and major shareholder have undertaken to make loans to the Company in amounts sufficient to enable it to satisfy its reporting and other obligations as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates, and believe that the Company's status as a publicly-held corporation will enhance its ability to locate such potential business ventures.

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

         The Company will not restrict its search to any particular business, industry or geographical location, and reserves the right to evaluate and to enter into any type of business opportunity, in any stage of its development (including the "start up" stage), in any location. In seeking a business venture, Management will not be influenced primarily by an attempt to take advantage of the anticipated or perceived appeal of a specific industry, management group, or product or industry, but rather will be motivated by the Company's business objective of seeking long term capital appreciation in its real value. In addition, the Exchange Act reporting requirements require the filing of the Form 8-K disclosing any businesses acquired and requires certified financial statements of such companies. These reporting requirements may substantially limit the businesses which may be available for possible acquisition candidates.

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

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the transaction. Substantial dilution of percentage equity ownership may result to the shareholders, in the discretion of management.

         Generally, the issuance of securities in a reorganization transaction would be undertaken in reliance upon one or more exemptions from the registration provisions of applicable federal securities laws, including the exemptions provided for non-public or limited offerings, distributions to persons resident in only one state and similar exemptions provided by state law. Shares issued in a reorganization transaction based upon these exemptions would be considered "restricted" securities under the 1933 Act, and would not be available for resale for a period of one year, in accordance with Rule 144 promulgated under the 1933 Act. However, the Company might undertake, in connection with such a reorganization transaction, certain registration obligations in connection with such securities.

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for its securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the shareholders of the protection of federal and state securities laws, which normally affect the process of a company becoming publicly held.

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

ITEM 3.  Legal Proceedings.

         On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman (former officer and director of the Company) and 74 other named defendants, Nevada and Utah corporations including the Company, which complaint proposes that civil monetary penalties totalling $30,000.00 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law
(1967), N.J.S.A. 49:3-47 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3- 50(b), (1), (2), (3), (9), (11)
and (12) of the securities of Capital General Corporation and the other 74 respondent corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from the State of New Jersey.

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

         During 1986 and 1987, Capital General gifted very small percentages of stock (usually 100 shares to each giftee) in the following companies, which includes the Company, to approximately 1,000 persons or entities: Amenity, Inc., Dogmatic, Inc., Mystic Industries, Inc., Highland Mfg., Inc., Kowtow, Inc., Noble Industries, Inc., Oryan Capital Corporation, Pegasus Star Enterprise, Inc., Showstoppers, Inc., Hightide, Inc., Grandeur, Inc., Fantastic Industries, Inc., Jugglar, Inc., Xebec Galleon, Inc., Golden Home Health Care Equipment Centers, Inc., Nighthawk Capital, Inc., Instrument Development Corporation, Panther Industries, Inc., Owl Enterprises, Inc., Quail, Inc., GBS Technologies Corporation, H & B Carriers Inc., Florida Growth Industries, Inc., Macaw, Inc., Longhorn Enterprise, Inc., Koala Corporation, Yahwe Corporation, Star Dolphin, Inc., Jackal, Inc., Hyena Capital, Inc., Gopher, Inc., Flamingo Capital, Inc., Egret, Inc., Cetacean Industries, Inc., Bonito, Inc., Alpaca, Inc., Zeus Enterprise, Inc., Tamarind, Inc., Saber, Inc., Radar, Inc., Quiescent Corporation, Vanadium, Inc., Upsilon, Inc., Why Not?, Inc., Bestmark, Inc., and Missouri Illinois Mining Co., Inc.

         Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S.Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub nom
Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992.) All of the remaining companies listed above were parties to the H&B Carriers order.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

         There currently is not a trading market for the Company's $.001 par value common stock nor has there been a trading market for the Company's stock since its inception.

         As of March, 1998, there were 744 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                               HYENA CAPITAL, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                               1997              1996             1995            1994             1993
                               ----              ----             ----            ----             ----
Total Assets.............         0                 0                0               0                0
Revenues.................         0                 0                0               0                0
Operating Expenses.......         0                 0                0               0                0
  Net Earnings (Loss)....         0                 0                0               0                0
Per Share Data
  Earnings (Loss)........         0                 0                0               0                0

Average Common Shares
  Outstanding............     1,000,000         1,000,000        1,000,000       1,000,000        1,000,000



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

         As of March, 1998, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder, have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, professional fees, printing and copying fees and other miscellaneous fees.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions, at the discretion of the directors.

Name                               Age      Position
----                               ---      --------
Krista Nielson                     35       President, Director

Sasha Belliston                    25       Secretary/Treasurer, Director

         KRISTA NIELSON, has been Director of the Company since inception. In addition to her management position with the Company, she has been since 1986 an officer and director of Capital General Corporation, a Utah-based financial consulting firm, and has been involved in the organization and promotion of various shell companies. Ms. Nielson received a Business degree from Salt Lake Community College in 1987. She serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, and Visual Impact Corporation, a financial consulting company. Ms. Nielson devotes her time primarily to her role as President of Capital General and to the financial consulting activities in which Capital General engages.

         SASHA BELLISTON, has been Director of the Company since April, 1997, and in addition to her management position with the Company, she has been Vice President of Capital General since April, 1997. For the past five years, Ms. Belliston had devoted her time primarily as a cosmetologist and homemaker. Ms. Belliston serves as an officer and/or director in the following private corporations: Yeaman Enterprises, Inc. and Universal Associates, Inc., family holding companies, Four Star Ranch, Inc., a farmland development company, Argon Financial Corporation and Public Financial Corporation, investment companies. Ms. Belliston dedicates her time primarily to her role as President of Four Star Ranch and the farming activities in which Four Star Ranch engages.

         The management of Capital General is essentially the same as that of the Company and, as the Company's largest shareholder, Capital General exerts considerable influence in the election of the Company's officers and directors. Capital General is a private venture capital and financial consulting firm, incorporated in Utah in 1971. Capital General is a closely held corporation with eight shareholders and is not an investment company under The Investment Companies Act of 1940. A majority of the stock of Capital General is owned by Yeaman Enterprises, Inc., a private corporation which is, in turn, owned by the adult children of the family of David R. Yeaman (formerly an officer and director of the Company, Capital General and Yeaman Enterprises, Inc.) Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman
Enterprises; Krista Nielson is also an officer and director of Yeaman Enterprises, Inc.

         Management of the Company have, in their various capacities at Capital General over the past ten years, assisted in the organization of approximately 75 corporations similar to the Company which are in varying stages of development and approximately 65 of such corporations have completed a merger/ acquisition transaction. In merger/acquisition transactions similar to those contemplated by the Company, present management would be replaced by new management and additional shares would be issued in consideration for the assets being transferred into the Company. Present management does not anticipate operating the business of the Company subsequent to any acquisition and therefore the future success of the Company will be primarily dependent on new management which is now unknown.

         Each of the above directors of the Company is a director of Arrow Management, Inc., Saber Capital, Inc., Vicuna, Inc., Radar Resources, Inc., Kowtow, Inc., Why Not?, Inc., Gopher, Inc., Jackal Industries, Inc., Longhorn, Inc., Bioethics, Ltd., and Quantitative Methods Corporation, which are companies subject to the requirements of Section 15(d) of the Exchange Act. None of the directors are directors or officers of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

         On February 8, 1996,  David R. Yeaman  (former officer and  director of the Company) was charged in the United States District Court for the Eastern District of Pennsylvania with conspiracy, wire fraud and fraud in the offer, purchase and sale of securities, in violation of 18 U.S.C. Sections 2, 371 and 1343; 15 U.S.C. Sections 77q(a), 77x, 78j(b), and 78ff; and Rule 10b-5
promulgated by the Securities and Exchange Commission, Title 17, Code of Federal Regulations, Section 240.10b-5 (1986). On April 16, 1997, Mr. Yeaman was convicted of one count of conspiracy, five counts of wire fraud, and three counts of securities fraud. On January 22, 1998, Mr. Yeaman was sentenced to 14 months imprisonment. He was also fined $20,000.00. Mr. Yeaman began his prison sentence at FPC Nellis, Las Vegas, Nevada on March 3, 1998. Upon release from prison, Mr. Yeaman will be on supervised release for a term of three years, under the terms of which he is required as follows: (1) to not commit another federal, state or local crime, (2) to refrain from engaging in the securities and insurance industries, and (3) various other standard conditions of supervised release.

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

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.


                          Name and address                                      Amount of                  Percent
Title of class            of beneficial owner                                   beneficial ownership       of class
--------------            -------------------                                   --------------------       --------
Common Stock              Capital General Corporation(1,2)                      505,800                    50.58%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Yeaman Enterprises, Inc.(1,2)                         300,000                    30.00%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              Krista Nielson(1,2)                                    40,000                      4.0%
                          3098 So. Highland Drive, Suite 460
                          Salt Lake City, Utah  84106

Common Stock              All Officers and
                          Directors as a Group(2)                               845,800                    84.58%

  (1)Capital General Corporation, Yeaman Enterprises, Inc., Krista Nielson, David R. Yeaman and Sasha Belliston may be deemed to be the Company's "parents" and "promoters," pursuant to the Rules and Regulations promulgated under the 1933 Act.

  (2)Capital General Corporation is a private corporation. The majority of its shares (80%) are owned by another private corporation, Yeaman Enterprises, Inc. Krista Nielson, the Company's President, owns approximately 18% of the outstanding stock of Capital General. The stockholders of Yeaman Enterprises are the adult children of the family of David Yeaman, who resigned as an officer and director of the Company and simultaneously resigned as an officer and director of Capital General and Yeaman Enterprises in April, 1997. Sasha Belliston, Mr. Yeaman's daughter, is the principal shareholder of Yeaman Enterprises.

Ms. Belliston's beneficial ownership of the securities of the Company is derived from the shares directly owned by Capital General and Yeaman Enterprises. Ms. Belliston beneficially owns shares of the Company which are owned by Yeaman Enterprises and Capital General in that she has the power to vote or direct the voting of the shares and the power to dispose of or to direct the disposition of the shares. Ms. Belliston and Ms. Nielson control and have beneficial ownership of the shares owned by Capital General and Yeaman Enterprises and exercise shared voting power and shared investment power over those shares. While Mr. Yeaman has resigned from his affiliation with the Company, Yeaman Enterprises and Capital General, he may continue to be deemed an affiliate of the Company by virtue of his familial and historical relationships with the Company, its shareholders, officers and directors.

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         Financial Statements and Financial Statement Schedules.
         -------------------------------------------------------
         Financial Statements - December 31, 1997, 1996 and 1995.


         Reports on Form 8-K.
         --------------------
         There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               HYENA CAPITAL, INC.



Date:  March 25, 1998            By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 25, 1998            By: s\Krista Nielson
                                     -------------------------------------------
                                     Krista Nielson, President, CEO and Director



Date:  March 25, 1998            By: s\Sasha Belliston
                                     -------------------------------------------
                                     Sasha Belliston, Secretary/Treasurer, CFO
                                         and Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                         10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                                 SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS                     TELEPHONE:  (801) 575-8297
UTAH ASSOCIATION OF                                   FACSIMILE:  (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS              EMAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
HYENA CAPITAL, INC. (A Development Stage Company)

We have audited the accompanying balance sheets of HYENA CAPITAL, INC. (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HYENA CAPITAL, INC. (a development stage company) as of December 31, 1997 and 1996 and the results of its operations, changes in stockholders' equity and its cash flows for the years ended December 31, 1997, 1996 and 1995 and for the period of April 16, 1986 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.



                                              s\Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
January 31, 1998



                               HYENA CAPITAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                         12/31/97               12/31/96
                                                                         --------               --------
             ASSETS
             ------
CURRENT ASSETS
         Cash in bank                                                      $    0                 $    0
                                                                           ------                 ------

                      TOTAL CURRENT ASSETS                                      0                      0

OTHER ASSETS
         Organization costs (Note 1)                                            0                      0
                                                                           ------                 ------
                                                                                0                      0
                                                                           ------                 ------

                                                                           $    0                 $    0
                                                                           ======                 ======

             LIABILITIES & EQUITY
             --------------------

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
                                                                           ======                 ======


See Notes to Financial Statements.



                               HYENA CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                           4/16/86
                                                                                                          (Date of
                                               Year ended          Year ended         Year ended        inception) to
                                                12/31/97            12/31/96           12/31/95           12/31/97
                                               ----------          ----------         ----------        -------------
Net sales                                       $       0           $       0          $       0          $       0
Cost of sales                                           0                   0                  0                  0
                                                ---------           ---------          ---------          ---------

                      GROSS PROFIT                      0                   0                  0                  0


General & administrative
 expenses                                               0                   0                  0              2,000
                                                ---------           ---------          ---------          ---------

                          NET LOSS              $       0           $       0          $       0          $  (2,000)
                                                =========           =========          =========          =========


Net income (loss) per weighted
 average share                                  $     .00           $     .00          $     .00
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
                                                =========           =========          =========


See Notes to Financial Statements.

                               HYENA CAPITAL, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                                                       Accumulated
                                                       Common Stock                  Additional          During
                                                     Par Value $0.001                 Paid-In          Development
                                                 Shares          Amount               Capital             Stage
                                                 ----------------------              ----------        -----------
Balances at 4/16/86
         (Date of inception)                             0       $       0            $       0        $       0
         Issuance of common
             stock (restricted)
             at $.002 per share
             at 7/02/86                          1,000,000           1,000                1,000
         Net loss for period                                                                              (1,950)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/86                             1,000,000           1,000                1,000           (1,950)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/87                             1,000,000           1,000                1,000           (1,960)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/88                             1,000,000           1,000                1,000           (1,970)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/89                             1,000,000           1,000                1,000           (1,980)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/90                             1,000,000           1,000                1,000           (1,990)
         Net loss for year                                                                                   (10)
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/91                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/92                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/93                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/94                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/95                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/96                             1,000,000           1,000                1,000           (2,000)
         Net income for year                                                                                   0
                                                 ---------       ---------            ---------        ---------
Balances at 12/31/97                             1,000,000       $   1,000            $   1,000        $  (2,000)
                                                 =========       =========            =========        =========


See Notes to Financial Statements.



                               HYENA CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                              4/16/86
                                                                                                             (Date of
                                                     Year ended         Year ended        Year ended       Inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                     ----------         ----------        ----------       -------------
OPERATING ACTIVITIES
         Net income (loss)                         $            0     $            0    $            0    $       (2,000)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
             Amortization                                       0                  0                 0                50
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      OPERATING ACTIVITIES                      0                  0                 0            (1,950)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                          NET CASH USED BY
                      INVESTING ACTIVITIES                      0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                          0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                      0                  0                 0             2,000
                                                   --------------     --------------    --------------    --------------

                          INCREASE IN CASH
                      AND CASH EQUIVALENTS                      0                  0                 0                 0

         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                   CASH & CASH EQUIVALENTS
                            AT END OF YEAR         $            0     $            0    $            0    $            0
                                                   ==============     ==============    ==============    ==============



See Notes to Financial Statements.

                               HYENA CAPITAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
         --------------------------------------------
         Accounting Methods:
         The Company recognizes income and expenses based on the accrual method of accounting.

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

         At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

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
                                                                ==========

NOTE 2:  DEVELOPMENT STAGE COMPANY
         -------------------------
         The  Company  was incorporated under the  laws of the State of Utah  on
         April 16, 1986 and   has  been   in   the   development   stage  since
         incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation.

NOTE 3:  CAPITALIZATION
         --------------
         On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4:  RELATED PARTY TRANSACTIONS
         --------------------------
         The Company neither owns or leases any real property. Office services are provided, without charge, by Capital General Corporation. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.