Form 10-Q
period 1998-09-30
ADVANCED LUMITECH INC
filed 1998-11-25
CIK 894537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                      COMMISSION FILE NUMBER 033-55254-27

                            ADVANCED LUMITECH, INC.
            (Exact name of registrant as specified in its charter)


            Nevada                                     87-0438637
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                 Identification Number)

36 Avenue Cardinal - Mermillod, Carouge, Switzerland                1227
     (Address of principle executive offices)                    (Zip Code)

Registrant's telephone number, including area code 41-22-301-0360

Hyena Capital, Inc., 3098 S. Highland Drive, Suite 460, Salt Lake City, UT 84106
                       (Former name, former address, and
               former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the filing requirements for the past 90 days.

                            Yes ______     No    X

     Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 par value per share, as of November 12, 1998 was 25,000,000.

                            ADVANCED LUMITECH, INC.
                               TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION.........................................   3

     ITEM 1    FINANCIAL STATEMENTS.....................................   3
               CONDENSED BALANCE SHEETS.................................   3

     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS............................................  10

PART II.  OTHER INFORMATION.............................................  16

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS.........................................  16

     ITEM 5    EXHIBITS AND REPORTS ON FORM 8-K:........................  17

SIGNATURES..............................................................  18

EXHIBIT INDEX...........................................................  19

PART I.   FINANCIAL INFORMATION


                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                    September 30,       December 31,
                                                                        1998                1997
                                                                    -------------       ------------
Assets
     Current assets:
         Cash                                                       $     57,985        $         494
         Accounts receivable from affiliated company                      61,343               66,672
         Prepaid expenses and other assets                                 2,757                2,270
                                                                    ------------        -------------
              Total current assets                                       122,085               69,436

         Property and equipment                                           14,577                7,981
         Patent and patent application costs                              15,043                    -
                                                                    ------------        -------------
              Total assets                                          $    151,705        $      77,417
                                                                    ============        =============
Liabilities and shareholders' deficit
     Liabilities:
         Borrowings under bank line-of-credit                       $    383,127        $     375,881

         Accounts payable and accrued liabilities                        102,243              266,317

         Deferred revenue                                                136,195              141,379
                                                                    ------------        -------------

         Total current liabilities                                       621,565              783,577

         Note payable to related party                                    40,028               39,479
         Note payable to founders                                        247,617              321,997

         Commitments and contingencies                                         -                   -

         Shareholders' deficit:
         Common shares, $0.001 par value
              Authorized shares--100,000,000 at September 30,
                  1998 and 1997
              Issued and outstanding--25,000,000 at September 30,
                  1998 and 1997

         Additional Paid in Capital                                      419,673               46,423

         Note receivable from founders for issued shares                 (34,965)             (34,965)
         Deficit accumulated during the development stage             (1,238,076)          (1,155,875)
         Cumulative translation adjustment                                70,863               51,781
                                                                    ------------        -------------
         Total shareholders' deficit                                    (757,505)          (1,067,636)
                                                                    ------------        -------------
         Total liabilities and shareholders' deficit                $    151,705        $      77,417
                                                                    ============        =============

See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three months ended            Nine months ended
                                                    September 30                   September 30
                                                   1998          1997            1998         1997
                                               ----------    ----------       ----------   ----------
Revenue from affiliated company                  $      -      $  4,821         $      -    $ 115,742

Expenses:
Cost of sales                                           -         3,351                -      126,322

Selling, general and administrative expenses       24,134        20,283           43,620       73,993
                                               ----------    ----------       ----------   ----------
Total expenses                                     24,134        23,634           43,620      200,315
                                               ----------    ----------       ----------   ----------

Operating loss                                    (24,134)      (18,813)         (43,620)     (84,573)

Interest expense                                   12,621        13,852           38,581       38,093
                                               ----------    ----------       ----------   ----------

Loss before income taxes                          (36,755)      (32,665)         (82,201)    (122,666)
Provision for income taxes                              -             -                -            -
                                               ----------    ----------       ----------   ----------
Net loss                                         $(36,755)     $(32,665)        $(82,201)   $(122,666)
                                               ==========    ==========       ==========   ==========
Basic and diluted net loss per share               (0.001)       (0.001)          (0.003)      (0.005)
                                               ==========    ==========       ==========   ==========

Weighted average shares                        25,000,000    25,000,000       25,000,000   25,000,000
                                               ==========    ==========       ==========   ==========

           See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                    Nine-Months Ended
                                                      September 30,
                                                  1998             1997
                                               ---------        ---------
OPERATING ACTIVITIES
Net loss                                       $ (82,201)       $(122,666)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                      2,698            3,547
Changes in operating assets and liabilities:
Accounts receivable                                5,330          (34,288)
Prepaid expenses and other assets                   (487)               -
Inventory                                              -          (25,811)
Accounts payable and accrued liabilities        (164,074)          61,119
Deferred revenue                                       -          104,068
                                               ---------        ---------
Net cash used in operating activities           (238,734)         (14,031)

INVESTING ACTIVITIES
Patent and patent application costs              (15,043)               -
Purchases of property and equipment               (9,293)          (7,486)
                                               ---------        ---------
Net cash used in investing activities            (24,336)          (7,486)

FINANCING ACTIVITIES
Net change in bank line of credit                  7,246          (38,649)
Repayment of notes payable to founders           (74,380)         (15,838)
Capital contributions                            373,250                -
                                               ---------        ---------
Net cash provided by (used in) financing         306,116          (54,487)
     activities

Effect of changes in foreign exchange rates       14,445           69,886
                                               ---------        ---------
Increase (decrease) in cash                       57,491           (6,118)

Cash at beginning of period                          494            6,118
                                               ---------        ---------

Cash and cash equivalents at end of period     $  57,985        $       -
                                               =========        =========

           See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   NATURE OF BUSINESS

     Prior to its acquisition of Lumitech SA ("Swiss Lumitech") on August 13, 1998, Advanced Lumitech Inc. (the "Company") had no operational history and had yet to engage in business of any kind. Swiss Lumitech is a development stage company, founded in Switzerland in 1992, which has developed and patented a process which makes it possible for the first time to readily create, luminescent color photo-quality pictures (the "Luminescence Product"). The light emitting photographs can then be applied to numerous objects and materials for use in various applications. Although Swiss Lumitech has developed the Luminescence Product to what it believes to be a marketable form, it has yet to commercially market the Luminescence Product and generate revenues therefrom. Prior to the development of the Luminescence Product, Swiss Lumitech's operations comprised the publication and marketing of a book written by Swiss Lumitech's co-founders. Effective January 1, 1996, Swiss Lumitech ceased all non-Luminescence Product activities.

     The Company intends to market the Luminescence Product in the United States, commencing primarily with the home photography market. Such activities are expected to commence in early 1999 and be financed by the Company's issuance of shares to third party investors. See "Management's Discussion and Analysis - Capital Resources and Liquidity".

2.   BASIS OF PRESENTATION AND SWISS LUMITECH ACQUISITION

     The Company, since its inception, has devoted substantially all of its efforts to product development, market research and securing financing. No significant revenues have been derived from operations.

     Effective August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech. For accounting purposes, the acquisition of Swiss Lumitech was treated as a reverse acquisition of the Company by Swiss Lumitech. The Company was the legal acquirer and accordingly, the acquisition was effected by the issuance of four million newly issued common shares ($ 0.001 par value) of the Company. In a reverse acquisition, the historical shareholder's equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving affect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. Earnings per share calculations give retroactive effect to the recapitalization for all periods presented.

     As a result of this transaction, the shareholders of Swiss Lumitech became majority shareholders of the Company, owning 80% of the Company's then issued five million voting common shares. Subsequent to consummation of the transaction and related forward stock-split and name change, the Company's then Board of Directors resigned. Swiss Lumitech's CEO assumed control of the Company and the day to day running of its operations.

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

2.   BASIS OF PRESENTATION AND SWISS LUMITECH ACQUISITION (CONTINUED)

     The unaudited consolidated financial statements presented herein reflect the financial condition and results of operations of Swiss Lumitech prior to August 13, 1998 and reflect the combined financial condition and results of operations of the Company and Swiss Lumitech after that date.

     On August 14, 1998, the Company's Board of Directors approved a 5-for-1 forward stock split of the Company's issued and outstanding common shares (the "Stock Split"). Accordingly, the Company's then issued and outstanding share capital of five million shares was increased to 25 million. All share and per share information set forth herein have been adjusted to reflect the Stock Split. Also on August 14, 1998, the Company's Board of Directors approved the change of the Company's name to Advanced Lumitech, Inc., from Hyena Capital, Inc.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary for all periods presented. The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete audited financial statements. See "Managements Discussion and Analysis - Prior Period Financial Statements"

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results of operations for a full year.

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Foreign Currency
     Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the year. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included in stockholders' equity, and realized gains and losses are reflected in income. Currently, the majority of the Company's expenses are incurred by Swiss Lumitech. Accordingly, the present functional currency of the Company is the Swiss Franc.

     Patents and Patent Applications
     The Company capitalizes costs associated with the registration and maintenance of patents. Such patents relate exclusively to the Luminescence Technology. Amortization of such capitalized costs is provided using straight-line methods over the estimated economic lives, not to exceed 20 years.

     Basic and Diluted Net Loss per Common Share
     Basic and diluted net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted net loss per common share since the Company has recorded losses since inception.


     Comprehensive Income
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. Total comprehensive income for the three-months and nine-months ended September 30, 1998 and 1997 are as follows:


                                      Three-months ended     Nine-months ended
                                         September 30,         September 30,
                                       1998        1997       1998      1997
                                     --------    --------   --------  ---------
Net Loss                             $(36,755)   $(32,665)  $(82,201) $(122,666)
Foreign currency translation gain           -           -     19,082     70,590
                                     --------    --------   --------  ---------
Total comprehensive income           $(36,755)   $(32,665)  $(63,119) $ (52,076)
                                     ========    ========   ========  =========

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Segment Information
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt its requirements in connection with its annual reporting for the year ending December 31, 1998. Adoption of this standard will not impact the Company's consolidated results of operations or financial condition.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Prior to its acquisition of Swiss Lumitech on August 13, 1998, the Company had no operational history and had yet to engage in business of any kind. Swiss Lumitech is a development stage company, founded in Switzerland in 1992, which has developed and patented a process which makes it possible for the first time to readily create, luminescent color photo-quality pictures. The light emitting photographs can then be applied to numerous objects and materials for use in various applications. Although Swiss Lumitech has developed the Luminescence Product to what it believes to be a marketable form, it has yet to commercially market the Luminescence Product and generate revenues therefrom. Prior to the development of the Luminescence Product, Swiss Lumitech's operations comprised the publication and marketing of a book written by Swiss Lumitech's co-founders.

Subsequent to the Company's development of the Luminescence Product, the Company's recurring revenues were generated through sales of watches onto which the Luminescence Product had been applied. These sales were made to a company controlled by the Company's founders (the "Netherlands Affiliate"), which in turn sold the product to Netherlands based retailers. However, as a result of the significant start-up costs incurred in this activity prior to the Company's change in strategy, the Company was unable to generate operating profits. As a result, from the period since inception of the Company through December 31, 1997, the Company generated accumulated losses of approximately $ 1.2 million. Included in such accumulated losses are approximately $ 70,000 of costs associated with the write-off of the Company's remaining inventory of Luminescence Product watches, which were on hand at December 31, 1997. Such write off was necessary given the Company's change in strategy, as discussed below. The accumulated losses were funded through the Company's credit line and by loans from the Company's founders and a related party.

Effective January 1, 1998, the Company amended its strategy and focused on developing the technology, infrastructure and commercial strategy which would allow it to market the Luminescence Product and generate revenues through sales of the materials (primarily special paper, ink, paints and compounds) to licensees, which will manufacture the products sold to end users. In addition, the Company will earn annual license fees from the licensees for the use of the Luminescence Product.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


General (Continued)
The Company intends to initially market the Luminescence Product in the United States, commencing primarily with the retail film development market in high tourist density locations, such as amusement parks, cruise-liners and popular destination cities. Such activities are expected to commence in early 1999 and be financed by the Company's issuance of shares to third party investors as described under "Liquidity and Capital Resources" below. At September 30, 1998, the Company has not yet begun commercial marketing and licensing of its Luminescence Product and has generated accumulated losses of approximately $ 1.2 million.

The ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market the Luminescence Product and then upon future profitable operations.

The following discussion of results of operations reflects the operations of Swiss Lumitech prior to August 13, 1998 and reflects the combined operations of the Company and Swiss Lumitech subsequent to August 13, 1998. Accordingly, references to the Company refer to operations of Swiss Lumitech prior to its legal acquisition by the Company and the combined operations of the Company and Swiss Lumitech subsequent to Swiss Lumitech's acquisition.

Results of Operations:
Results of Operations for the three-months ended September 30, 1998 compared to the three-months ended September 30, 1997.

Revenues:
Due to the Company's change in strategy described above, the Company recorded no revenues during the three month period ended September 30, 1998. During 1997, the Company's revenues were generated from sales of Luminescence Product watches to the Netherlands Affiliate, as described above.

Cost of Sales:
Due to the Company's change in strategy described above, the Company recorded no cost of sales during the 1998 period. In the 1997 period, the Company recorded cost of sales of $3,351 related to the sale of Luminiscence Product watches to the Netherlands Affiliate.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses increased by $3,851 due to increased professional fees associated with compliance with the reporting requirements of the Securities and Exchange Commission.

Interest Expense:
The decrease in interest expense was primarily a result of average foreign exchange rate differences between the periods.

Results of operations for the Nine-Months Ended September 30, 1998 compared to the Nine-Months Ended September 30, 1997

Revenues:
Due to the Company's change in strategy described under `General' above, the Company recorded no revenues during the nine-months ended September 30, 1998. In the equivalent 1997 period, the Company's revenues were generated from sales of Luminescence Product watches to the Netherlands Affiliate, as described under `General' above.

Cost of Sales:
Due to the Company's change in strategy described under `General' above, the Company recorded no cost of sales during the 1998 period. In the 1997 period, the Company recorded cost of sales of $126,322 related to the sale of Luminescence Product watches to the Netherlands Affiliate.

Selling, General and Administrative Expenses:
Selling, general and administrative expenses decreased by $30,373, as the Company's change in strategy and cost cutting practices took effect. Such reductions were primarily realized in administrative costs, marketing and business travel related expenses, as the Company cut back its marketing of the Luminescence Product watches and began focusing on the new operating strategy.

Interest Expense:
Interest expense remained constant between the 1998 and 1997 periods in both dollar and Swiss Franc terms, due to comparable average foreign exchange-rates and borrowings balances, respectively.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Liquidity and Capital Resources
During 1998, the Company commenced actively seeking new investors to fund the marketing, of the Luminescence Product in the United States, which is expected to commence in 1999. During the 1998 nine-month period, the Company received $373,250 in consideration for approximately 534,000 shares of stock to be issued by the Company to third-party investors.

The Company used the $ 373,250 primarily to repay suppliers and advances from the Company's founders. In addition, approximately $23,000 was used to fund patent application and maintenance costs, associated with the Company's Luminescence Product. The remainder was primarily used to fund the Company's operations, which continue to utilize the Company's cash resources. In 1997, the Company's operations were primarily funded through the receipt of approximately $ 100,000 from the Netherlands Affiliate as consideration for the right to sell the Luminescence Product watches. In addition, the Company maximized the credit granted by its suppliers during 1997, which generated net positive cash flows of approximately $61,000. These sources of funds were used to repay a portion of the bank line of credit and to fund the Company's operations.

At September 30, 1998, the Company has not yet begun commercial marketing and licensing of its Luminescence Product and has generated accumulated losses of approximately $1.2 million. The ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market the Luminescence Product and then upon future profitable operations.

As a result of the change in strategy of the Company, the Company intends to terminate its agreement with the Netherlands Affiliate and repay the $ 100,000 received in 1997 and currently included in the balance sheet classification "Deferred revenue". Also during 1999 the Company intends to repurchase the Luminescence Product patents from Lumicorp, a Swiss business owned by the founders of the Company. Lumicorp was established solely to hold the patents and purchased them from the Company for SFr. 50,000 in 1996. Pursuant to such purchase agreement the Company retained the right to use and license the Luminescence Product. The repurchase price for the patents will be SFr. 50,000 (approximately $33,333 at the September 30, 1998 exchange-rate), which liability is included in the balance sheet classification "Deferred revenue".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (CONTINUED)

Liquidity and Capital Resources (Continued)
The original acquisition of the Luminescence Product was made pursuant to a royalty agreement with the inventor of the Luminescence Product (the "Royalty Agreement"), which called for the payment of royalties based on the number of Luminescence Product goods sold. With the change in operating strategy, whereby the Company will license the Luminescence Product and sell materials to the licensees, the Company has decided to restructure the Royalty Agreement. The Company intends to restructure the Royalty Agreement, such that the inventor of the Luminescence Product receives a fixed number of shares of the Company and a lump sum payment. As the Company is in the early stages of negotiation with the Luminescence Product inventor it is not presently able to estimate the cost of restructuring the Royalty Agreement, but does not expect such consideration to exceed an aggregate SFr. 150,000 ($100,000 at the September 30, 1998 exchange rate) in cash and 500,000 shares of the Company. Given the limited operations of the Company, the cost is likely to be material to the results of operations and financial condition of the Company.

The Company intends to finance the repayment of amounts to the Netherlands Affiliate, and Lumicorp and the restructuring of the Royalty Agreement through the issuance of shares in the Company, as described below.

At September 30, 1998, the Company had exceeded the SFr. 480,000 (approximately $320,000 at the September 30, 1998 exchange rate) available to it under its line of credit with a major Swiss bank. The line of credit is guaranteed by one of the Company's shareholders. Subsequent to year end, the Company repaid SFr. 20,000 of the line of credit, but continues to exceed its agreed upon limit. The Company anticipates raising an additional approximate sum of $4.6 million, through the issuance of approximately 5.5 million shares of the Company's common stock to third party investors. However, should the Company fail to raise such funds or the Company's line of credit is reduced or terminated, there is no guarantee the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Year 2000
The Company is undergoing a review of its information systems, including consideration of issues associated with the Year 2000. The Company will initiate a review of potential Year 2000 matters with its significant suppliers (which is expected to be completed by the end of 1999) to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. Although the actual costs cannot be determined until the review is completed, there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Euro Currency
The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early stage of its assessment the Company cannot predict the impact of the Euro conversion.

Certain Factors That May Affect Future Results
This Quarterly Report on Form 10-Q contains forward-looking Statements that involve a rumber of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements.

These factors include without limitation, that the Company is in the early stages of development and has not generated revenue from the sale of products and has thus incurred operational losses since inception.

The commercial success of the Company is dependent upon the acceptance in the marketplace of its Luminescence Product. The Company has needed to establish collaborative relationships with partners in connection with the development of the Luminescence Product and its myriad of potantial applications and there can be no assurance that these relationships will be successful and that the termination of such relationships will not be detrimental to the Company.

The Company needs to secure additional funding to finance development, marketing and operational costs associated with launching the Luminescence Product. There can be no assurance that the Company will secure these funds, and failure to do so will have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may face competition from other companies, which may have greater resources than the Company, seeking to duplicate our technologies and to enter our targeted markets. There can be no assurance that the Company will be able to successfully compete with such potential competitors.

The Company lacks an experienced marketing and sales force to sell its Luminescence Product. The Company's failure to develop such marketing and sales forces to sell its Luminescence Product will have a material adverse effect on the Company's business, financial condition and results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


Certain Factors That May Affect Future Results (Continued)
The Company is dependent upon two sources for the supply of the Alkaline Earth component necessary for creation of its Luminescence Product. There can be no assurance that the Company can obtain the Alkaline Earth component if the Company's relationships with the sources is terminated. Termination of these relationships may have a material adverse effect on the Company's business, financial condition and results of operation.

The Company is undergoing a review of its information systems, including consideration of issues associated with the Year 2000. It is unclear at this time what affect the Year 2000 issue will have on the Company.

The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. At this early stage of its assessment the Company cannot predict the impact of the Euro conversion.

Prior Period Financial Statements
Prior to its acquisition on August 13, 1998, Swiss Lumitech was subject to an annual audit under generally accepted Swiss auditing and accounting standards, which standards differ materially from the equivalent standards generally accepted in the United States. For purposes of the unaudited interim financial information included in this Report on Form 10Q, the Company has restated Swiss Lumitech's financial statements for the 1997 periods so as to comply with generally accepted accounting principles in the United States. However, such restated financial statements as presented herein, including the consolidated balance sheet at December 31, 1997 have not been audited in accordance with generally accepted auditing standards in the United States. The Company intends to engage a `Big Five' accounting firm to audit such financial statements and those of prior periods and thereafter include such audited financial statements and pro-forma financial statements in a Report on Form 8-K(A), which was required to be filed within 60 days from the filing of the Report on Form 8-K announcing the acquisition.

PART II.  OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The stockholders, holding a majority interest in the issued and outstanding shares of Common Stock of the Company approved by written action on August 14, 1998 the following actions:

     1. Amending the Articles of Incorporation to change the name of the Company from Hyena Capital, Inc. to Advanced Lumitech, Inc.

     2. Effecting a five-for-one forward stock split of the Company's outstanding Common Stock.

ITEM 5    EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits.               The Exhibits listed in the Exhibit Index
                                  immediately preceding such exhibits are filed as part of this Quarterly Report on Form 10-Q.

     b.   Reports on Form 8-K.    One report on Form 8-K reporting the
                                  acquisition of Lumitech, S.A. as a wholly-owned Subsidiary of the Company (Item 2), filed on August 14, 1998. The financial statements for such report have not been filed by amendment but the Company expects to file such amendment as expeditiously as possible.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADVANCED LUMITECH, INC.

Date: November 23, 1998
                                      By: /s/ Patrick Planche
                                          -------------------------------------
                                              Patrick Planche, [_______________]

                                 EXHIBIT INDEX

Exhibit Numbers           Description                          Page

     27                   Financial Data Schedule