Form 10-K
period 1998-12-31
ADVANCED LUMITECH INC
filed 1999-04-15
CIK 894537

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                ______________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
  (Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  -
     ACT OF 1934

  For the fiscal year ended     December 31, 1998
                                -----------------
                                       OR
  __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from _______ to _______

                      Commission file number 033-55254-27
                                             ------------
                            Advanced Lumitech, Inc.
                            -----------------------
            (Exact Name of Registrant as Specified in Its Charter)

  Nevada                                                         870438637
--------------------------------------------------------  ------------------
  (State or Other Jurisdiction                            (I.R.S. Employer
  of Incorporation or Organization)                       Identification No.)

  36 Avenue Cardinal - Mermillod, Carouge, Switzerland    1227
--------------------------------------------------------  ------------------
  (Address of Principal Executive Offices)                (Zip Code)

  Registrant's telephone number, including area code          41-22-301-0360
                                                              --------------

  Securities registered pursuant to Section 12(b) of the Act: None


  Securities registered pursuant to Section 12(g) of the Act: None


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes_______ No      X
                   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

  Aggregate market value of voting stock held by non-affiliates of the
  --------------------------------------------------------------------
  registrant as of April 9, 1999 was $1,484,375.
  ----------------------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                       Outstanding as of March 31, 1999

     $.001 PAR VALUE COMMON STOCK            25,000,000 SHARES

                     DOCUMENTS INCORPORATED BY REFERENCE.

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held on May 28, 1999, which definitive proxy statement shall be filed with the Securities Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                           [Cover page 1 of 1 pages]

ITEM 1. DESCRIPTION OF BUSINESS

General

Advanced Lumitech, Inc. ("ADLU" or the "Company") is a development stage company, which, through its subsidiary, Lumitech SA ("Swiss Lumitech), has developed and patented a process making it possible to create luminescent color pictures of photographic quality, which can be applied to a multitude of objects in numerous fields world-wide (the "Luminescence Technology").

The Company's business strategy is to generate revenues from the granting of licenses to use the Luminescence Technology, including luminescent substances and sheets, which will be sold under the brand name `Brightec'. Such licenses will be for a particular field of application and for a specific geographic region. Once a license has been granted, the Company will earn revenues primarily from the sale of the Brightec products to the licensee. The Company intends to enter into licensing agreements that will be subject to various conditions, including without limitation minimum annual purchase requirements for Brightec sheets and/or substances, the requirement that the Brightec label be displayed on all products sold under the license, and the payment of licensing fees in amounts which will be dependent upon the value of purchases of Brightec products by the licensee, among other considerations.

The Company has not yet commenced commercial marketing and licensing of Brightec, but expects these marketing activities to commence in the latter half of 1999. The Company expects to sell both directly and through distributors. The Company intends to initially launch its operations in the United States, commencing primarily with the professional photo-outlet market in high tourist density locations, such as amusement parks, cruise-liners and popular destination cities. The marketing and selling of Brightec products is dependent upon the Company's successful raising of financing, as described in `Management's Discussion and Analysis - Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds or market Brightec or manufacture Brightec products, there is substantial doubt as to the Company's ability to continue as a going concern.

ADLU is incorporated in Nevada and its principal executive offices are located at 36 Avenue Cardinal - Mermillod, Carouge, Switzerland, telephone (41) 22 301 0360.

Developments and Company History

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, the Company had no operations of any kind. On August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech, a company founded in Switzerland in 1992, which had developed and patented the Luminescence Technology.

Prior to developing the Luminescence Technology, Swiss Lumitech's operations consisted of the publication and marketing of a book written by Swiss Lumitech's co-founders. From that point until its acquisition by the Company, Swiss Lumitech engaged in the development of the Luminescence Technology and utilized it to develop a range of luminescent watches, which it distributed through an affiliated company, Lumitech BV ("the Netherlands Affiliate").

For accounting purposes, the acquisition of Swiss Lumitech was treated as a reverse acquisition of the Company by Swiss Lumitech. However, the Company was the legal acquirer and accordingly, the acquisition was effected by the issuance of 4,000,000 newly issued common shares ($0.001 par value) of the Company. As a result of this transaction, the shareholders of Swiss Lumitech became majority shareholders of the Company, owning 80% of the Company's then issued 5,000,000 voting common shares. On August 14, 1998, the Company's Board of Directors authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech, Inc. and authorized a five-for-one split of the Company's then issued share capital, increasing the Company's issued share capital to 25,000,000 shares.

Products

The Company's business strategy is to generate revenues from the granting of licenses to use the Luminescence Technology, including luminescent substances and sheets, which will be sold under the brand name `Brightec'. Such licenses will be for a particular field of application and for a specific geographic region. Once a license has been granted, the Company will earn revenues primarily from the sale of the Brightec products to the licensee. The Company intends to enter into licensing agreements that will be subject to various conditions, including without limitation minimum annual purchase requirements for Brightec sheets and/or substances, the requirement that the Brightec label be displayed on all products sold under the license, and the payment of licensing fees in amounts which will be dependent upon the value of purchases of Brightec products by the licensee, among other considerations.

Brightec images have the following characteristics, which the Company believes are unique for a product at this or any other price level:

1. excellent picture quality in daylight and at night - fine detail, millions of colors;
2. in daylight, pictures without the yellowish tint found with standard luminous products;
3. at night, pictures without the strong greenish color associated with standard luminous products;
4.   luminescence is guaranteed for life;
5. excellent resistance to thermal and mechanical shocks, heat, cold and humidity; and
6.   luminescence is non-toxic and non-polluting.

Brightec utilizes photoluminescence, the most wide-spread of the six forms of luminescence. Photoluminescence is non-radioactive, non-polluting and requires no stimulation other than light. Brightec also utilizes the latest generation of high-intensity pigments, alkaline-earth, which are able to reproduce luminescence at up to 10 times the levels of traditional zinc-sulfide based pigments.

The luminescent substances, such as paints, inks and compounds, are designed for applications using pictures, including safety and decoration, and applications without pictures, such as markings. The luminescent sheets are manufactured in various categories and sizes, which permit wide-spread applications in photography, color-printing, textiles, decoration, and different printing technologies, such as ink-jet, laser-jet, offset and sublimation. Within these categories, specific sheets have been developed for specific applications. For example, special luminescent sheets are required for watch dials, and different sheets are required for various textures, such as canvas, which give a different look or quality to the printed image.

Using Brightec, a luminescent picture can be created in four steps:

1. Digitize the picture, with a digital camera, scanner or by creating a picture on a computer;
2. Print the picture on a luminescent printing sheet, using, for example, a laser or ink-jet printer;
3.   Cut the luminescent picture to the desired size; and
4.   Apply the luminescent picture to the end product.

The Company believes the unique, photographic-quality luminescent image produced by Brightec products and Brightec's ease of use and use of existing and widely available digital-printing and other technologies will be the main factors in its appeal to licensees.

At the current time, the Company's development resources are focused on the further development, testing and research of Brightec. As a result, the Company has no other products and does not have the resources to develop any product other than Brightec. Although the Company has developed Brightec to what it believes to be a marketable form, it has yet to commercially market Brightec and generate revenues therefrom. The Company expects to commence such marketing during the latter half of 1999. The production of Brightec products is dependent on the Company's successful raising of financing, as described in `Management's Discussion and Analysis - Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds or manufacture and market Brightec products, there is substantial doubt as to the Company's ability to continue as a going concern.

Sources and Availability of Raw Materials

The intermediate raw materials used in Brightec products are supplied by Socol SA ("Socol"), a Swiss based private company, which has been involved in the development and production of luminescent substances for over 20 years. Socol, which produces and provides more than 1,000 metric tonnes of paints to its customers each year, has worked with the Company in developing the Luminesence Technology and Brightec products to their current level.

The Company is presently discussing a definitive collaboration agreement with Socol (the "Prospective Socol Agreement"), some of the terms of which are set forth in a letter agreement dated March 31, 1999 (the "Socol Letter Agreement"). In the Socol Letter Agreement, the Company has confirmed its agreement to issue 1,000,000 shares of its common stock to Socol; and Socol has confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and
(ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent described below in `Description of Business - Patents', or the proprietary information and know how relating to said Patent and Brightec products.

The Company expects Socol to agree, in the Prospective Socol Agreement, to certain discounts in its pricing of Brightec products and substances procured or manufactured by

Socol for the Company. In return, the Company expects the Prospective Socol Agreement to include a grant of exclusivity to Socol with regard to the manufacturing of such substances subject, however, to the Company's right to use alternative suppliers without penalty under certain circumstances including, for example, upon any significant change in the management or business of Socol. Finally, the Company expects the Prospective Socol Agreement to provide for the continuing collaboration between Socol and the Company in the transfer of Socol's knowledge relating to the luminescence imaging field, require Socol to assist the Company's own in-house research and development efforts, and restrict Socol's ability to compete against the Company or disclose information to third parties regarding the Luminescence Technology or its manufacture.

As contemplated by the Socol Letter Agreement and in consideration for Socol's entry into the Prospective Socol Agreement, the Company intends to issue 1,000,000 shares of its common stock to Socol. The Company intends to expense the cost of the Prospective Socol Agreement when signed.

The Alkaline Earth component used by Socol to manufacture the intermediate raw materials upon which the Brightec products and substances are based are provided by two separate suppliers. As far as the Company is aware, there is only one other company who purchases the Alkaline Earth components in the specification used by the Company.

Markets

The Company intends to initially market the Brightec products in the following markets:

1. Photography and color printing

   Using Brightec technology, any kind of photograph or picture can be produced on an entirely luminescent basis. This market includes articles such as private photographs, night lights, watch dials, measuring instrument dials and key rings.

2. Textiles

   The market made up of textile products with pictures and designs includes T-shirts, caps, shoes bags, bracelets and lamp shades. Brightec makes it possible to apply to textiles all types of luminescent pictures in millions of colors.

3. Decoration

   This market combines a wide range of articles for interior and exterior decoration, such as tiling, lamps, outlines, friezes and handles. Using Brightec, such products can offer the added benefit of visibility and security in the dark.

4. Substances

   The performance and quality of Brightec substances offer outstanding luminescent efficiency and find uses in various fields such as nautical, telecommunications and signings.

Potential applications within the above identified markets can be segregated into two distinct fields:

Signs and Comfort, including

 .  automobile stickers, instrument panels and gear knobs
 .  nautical winches, measuring instruments, rigging and knives
 .  diving and fishing equipment, camping tools and compasses

Souvenirs and Fashion, including

 .  framed photos, key rings, traveling alarms
 . merchandising of T-shirts, caps, bracelets, pennants and badges . pens, paints and nail varnishes

The Company intends for its licensees to initially market Brightec in the United States, commencing primarily with the professional photo-outlet market in high tourist density locations, such as amusement parks, cruise-liners and popular destination cities. In a typical transaction, a consumer would use the services of a professional photographer at a popular tourist destination, to take a `vacation photo'. The photographer could either use a high quality digital camera or traditional camera to take the picture and then would process the photograph (via a personal computer, and scanner for a traditional photograph) using a consumer photo-quality ink-jet printer (or similar) and Brightec `ink-jet luminescent glossy film' media. Alternatively, the consumer could take favorite daylight images (such as photos of weddings, family reunions, holidays, children, pets) to a professional photo-outlet that converts them to luminescent nighttime images on the same Brightec media.

The Company initially intends to use existing professional photo-outlets as its distribution network. These professional photo-outlets are already in place and in search of higher margin products. In addition, these professional photo-outlets have space for product demos and have time to sell their clients on the advantages of luminescence. The cost to equip a photo-shop would range from $ 850 to $ 3,000, and set-up time and training can be less than one hour, depending on the equipment chosen.

The Company has not yet begun commercial marketing and licensing of Brightec, but expects these initial marketing activities to commence in the latter half of 1999. Such activities, in which directly and through distributors the Company expects to grant licenses to use Brightec products to professional photo-outlets, will be dependent on the Company's successful raising of financing, as described in `Management's Discussion and Analysis - Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds or market Brightec or manufacture Brightec products, there is substantial doubt as to the Company's ability to continue as a going concern.

Patents

The Company first received a patent for the Luminescence Product in France in August 1997 (the "Luminescence Technology Patent") This patent covered the processes for all types of luminescent pictures (photographic, textile and decoration), as well the products resulting from the implementation of such processes, as described in `Products' above. The Company has subsequently registered applications for the Luminescence Technology Patent in 24 countries, including the United States of America, Canada, Japan and China and 14 principal European countries, including Switzerland. The Company expects successful registration of the Luminescence Technology Patent to take from six months to six years, depending on the country of application. The life of the Luminescence Technology Patent will vary from country to country, but at a minimum will extend to 2015. The inability to successfully register the Luminescence Technology Patent in any of the above mentioned countries may have a material adverse effect on the Company's business, financial condition and results of operations.

On March 31, 1999, the Company and the co-inventor of the processes that are the subject of the claims covered by the Luminesence Technology Patent executed and delivered an agreement amending a prior agreement dated January 26, 1996 between the same parties (the "Patent Assignment Agreement"). The Patent Assignment Agreement eliminates a requirement in the prior agreement that the Company pay royalties to the co-inventor calculated as a percentage of sales of products featuring Luminesence Technology, and provides for the payment to said co-inventor $160,000, and the issuance to said co-inventor in 1999 of 800,000 shares of the Company's common stock. With respect to the cash payment obligation, the Company paid the co-inventor $25,000 in 1998, and in the first quarter of 1999 paid an additional $10,000. The balance is payable from time to time as the Company's liquidity and other commitments permits. The Company intends to expense the entire cost of the Amended Luminesence Agreement due to uncertainty as to the recoverability of such cost.

As described above in `Description of Business - Sources and Availability of Raw Materials', Socol has disclaimed any interest or other right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products.

Seasonality

Although it has not begun to market or sell its Brightec products, the Company does not anticipate any seasonality in its revenues. However, due to the nature of the initial market sought by the Company (see `Markets' above), there may be increased sales during the major United States holiday periods of Christmas, Thanksgiving and "Spring-Break", as well as the significant national holidays of Memorial Day, Labor Day and the Fourth of July.

Competition

The Company is not aware of any competing product with photographic quality images, which offers the same combination of features as Brightec. The Company does not intend for Brightec derived products to compete against other potentially cheaper, non-photographic quality luminescent products, based on zinc-sulphide technology. Such products are manufactured using processes and technologies supported by companies which may have significantly greater resources and have been established and known in the luminescence field for a number of years. Although such "glow in the dark" products are well known by the consumer and already well established at certain of the Company's intended sales outlet channels, the Company's product is unique in that if offers photographic quality images.

As in any technology industry, there are numerous new technologies being developed in imaging laboratories or by individual inventors, which technologies may render the Company's technology obsolete. The Company is not aware of any such competing technology under development or which has been developed.

Research and Development

The Company intends to expend funds for research and development activities in order to improve and broaden the Company's Luminescence Technology. In this regard, the Company anticipates hiring two full-time research analysts during the 1999 calendar year. However, such expenditures and hirings are dependent on the Company's successful raising of financing, as described in `Management's Discussion and Analysis - Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds and is unable to invest further in research and development, the Company may be unable to develop new products or enter new markets and such inability may have an adverse effect on the Company's results of operations. Also, the Company expects to continue to receive assistance from, and to collaborate with, Socol in future research and development initiatives, pursuant to the Prospective Socol Agreement as described under `Sources and Availability of Raw Materials' and `Patents' above, although there is no assurance that the Company and Socol will be able to finalize the Prospective Socol Agreement on terms satisfactory to the Company.

Regulation

No government authorization is required to offer the Company's products or services.

Year 2000

The Company is undergoing a review of its information systems, including a preliminary assessment of all of its internal and external systems and processes with respect to the Year 2000 issue. The Company plans to test all of its systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1999; and will initiate a review of potential Year 2000 matters with its significant suppliers (which is expected to be completed by the end of 1999) to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Although the actual costs cannot be determined until the review is completed, there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations.

ITEM 2. PROPERTIES

At December 31, 1998, the Company's only property was its executive office space located at 36 Avenue Cardinal-Mermillod, Carouge, Switzerland. This office is leased under an agreement which allows the Company to terminate the lease at the end of each 12 month period. However, with the Company's forthcoming move to establish a sales and administrative office in the Boston area and the expected growth in the business, the Company anticipates securing new office space in the Boston area during 1999.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the registrant's stockholders during the fourth quarter of its fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

From inception to the date of the acquisition of Swiss Lumitech on August 13, 1998, there was no trading market for the Company's $.001 par value common stock. Since August 13, 1998, the Company's common stock has been traded Over-the-Counter Bulletin Board (US OTC-BB) under the symbol "ADLU."

The following table sets forth,on a per share basis, the range of high and low bid information for the common stock for each quarter since August 13, 1998:

                                                         High       Low
                                                         ----       ---

Period from August 13, 1998 through September 30, 1998   $ 1.2500   $ 0.2500
Period from October 1, 1998 through December 31, 1998    $ 1.4218   $ 0.5625

As of March 31, 1999, there were 692 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following data should be read in conjunction with the consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations, included elsewhere in this report.

Year Ended December 31,                1998             1997             1996              1995              1994
------------------------------------------------------------------------------------------------------------------

Consolidated Statement of
-------------------------
Operations
----------
      Revenues                  $            -      $ 148,352        $  54,688         $  91,219         $   8,406
      Net loss                        (340,115)      (219,531)        (308,771)         (225,351)         (200,009)

Per Share Data
--------------
      Basic and diluted net
         loss per share         $        (0.01)     $   (0.01)       $   (0.01)        $   (0.01)        $   (0.01)

December 31,                           1998             1997             1996              1995              1994
------------                           ----             -----            ----              ----              ----
Consolidated Balance Sheet
--------------------------
Data
----
    Total assets                $      244,325      $  77,416        $  60,059         $ 285,069         $ 103,142
    Long-term borrowings (a)           255,809        361,476          372,493           295,474           104,542

(a) (a) Consists of notes payable to directors and related parties.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    PART II

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains certain trend analysis and other statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual results or events may differ materially.

General

Advanced Lumitech, Inc. ("ADLU" or the "Company") is a developmental stage company, which, through its subsidiary, Lumitech SA ("Swiss Lumitech), has developed and patented an exclusive new process to create luminescent color pictures of photographic quality, which can be applied to a variety of objects in numerous applications (the "Luminescence Technology"). The Company will market the Luminescence Technology and related products under the brand name `Brightec'.

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, the Company had no operations of any kind. On August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech, a company founded in Switzerland on February 7, 1992, which had developed and patented the Luminescence Technology.

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. Accordingly, the following discussion reflects the combined operations of the Company and Swiss Lumitech from the inception date of Swiss Lumitech to December 31, 1998.

The Company's current business strategy is to derive revenues by granting licenses to use the Luminescence Technology, and more significantly, from the subsequent sale of related luminescent substances and sheets. The Company intends to grant licenses for a particular application in a specific geographic region. In addition, the Company intends to sell the related Brightec products to each licensee.

The Company has not commenced commercial marketing and licensing of Brightec, but expects these marketing activities to commence in the latter half of 1999. The Company expects to sell both directly and through distributors. The Company intends to initially launch its operations in the United States, commencing primarily with the professional photo-outlet market in high tourist density locations, such as amusement parks, cruise-liners and popular destination cities.

The marketing of Brightec products is dependent on the Company's successful raising of capital, as described in `Liquidity and Capital Resources - Ability to Continue as a Going Concern'. If the Company is unable to successfully raise such funds or market Brightec or

                                    PART II

manufacture Brightec products, there is substantial doubt as to the Company's ability to continue as a going concern.

Prior to its acquisition by the Company, Swiss Lumitech engaged in the development of the Luminescence Technology and utilized it to develop a range of luminescent watches, which it distributed through an affiliated company, Lumitech BV ("the Netherlands Affiliate"). Prior to developing the Luminescence Technology, Swiss Lumitech's operations consisted of unrelated activities.

At December 31, 1998, the Company had not begun commercial marketing and licensing of Brightec and has generated accumulated losses of $ 1,537,032. Also, the Company does not anticipate earning revenues from the sale of Brightec until the third quarter of 1999, at the earliest. The Company's current liabilities exceed its current assets by $ 543,002 and the Company has not secured additional financing to fund its planned operations for 1999. As a result of these factors, the ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.

Results of Operations
Years Ended 1998, 1997 and 1996

Revenues

The Company had no revenues in 1998 due to the change in the Company's operations as described above. During 1997 and 1996, the Company's revenues and related cost of sales were generated exclusively from sales of Luminescence Technology watches to the Netherlands Affiliate. The Company expects future revenues, if any, to come from the licensing the Luminescence Technology, and more significantly, from the subsequent sale of related luminescent substances and sheets.

Gross profit

As a result of the change in the Company's operations as described above, the Company had no revenues and therefore no gross profit in 1998. For the years ended December 31, 1997 and 1996, the Company's sales resulted in negative gross margins of approximately $75,439 and $110,322, respectively. In 1997, the Company's gross profit was impacted by an inventory write-off of approximately $ 72,000 resulting from the disposal of all Luminescence Technology watches. The Company expects that future gross margins, if any, will result from the sale of Brightec products. Historical results are not indicative of expected future results.

Selling and Marketing

Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased 171% to $70,381 in 1998 from $26,015 in 1997. Selling and marketing expenses decreased 43% to $26,015 in 1997 from $45,644 in 1996. The increases in 1998 in selling expenses is primarily attributable to expenses incurred in the fourth quarter of 1998 for developing marketing materials to support the launch of the Brightec brand name. The decrease in 1997 in selling expenses is primarily attributable to efforts to reduce marketing

                                    PART II

expenses due to the lower than anticipated revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative
General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased 229% to $221,074 in 1998 from $67,175 in 1997. General and administrative expenses decreased 40% to $67,175 in 1997 from $111,310 in 1996. The decrease in 1997 in general and administrative expenses is primarily attributable to efforts to reduce expenses due to the lower than anticipated revenues. The increase in expenses in 1998 related primarily to patent and patent application costs associated with the Company's Luminescence Technology and the costs of being a public company. The Company expects that general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company. Also, the Company expects to expense approximately $810,000 of patent and patent application costs in 1999, as discussed under `Liquidity and Capital Resources - Commitments'.

Interest Expense
Interest expense incurred on amounts due to related parties and the bank line of credit was $48,660, $50,902 and $41,495 in the years ended December 31, 1998, 1997 and 1996, respectively.

Liquidity and Capital Resources

Cash and cash equivalents increased to $207,938 at December 31, 1998 from $494 at December 31, 1997.

Net cash used in operating activities in the year ended December 31, 1998 was $374,008. The net cash used in operating activities during 1998 was principally the result of the net loss of $340,115, adjusted for noncash expenses including depreciation and the decrease in accounts payable and accrued liabilities and accounts payable to affiliated companies.

Net cash used in investing activities in the year ended December 31, 1998 was approximately $25,157, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities in the year ended December 31, 1998 was approximately $659,506. The net cash provided was primarily the $688,347 received in consideration for subscriptions to purchase shares of the Company's common stock

Net cash used in operating activities in the year ended December 31, 1997 was $60,779. The net cash used in operating activities during 1997 was principally the result of the net loss of $219,531 adjusted for noncash expenses including depreciation and the inventory write-off of $72,079

                                    PART II

and the increase of $142,612 in the accounts payable to affiliated companies offset by the decrease of $66,672 in the accounts receivable from affiliated company.

Ability to Continue as a Going Concern
At December 31, 1998, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 1,537,032. The Company's current liabilities exceed its current assets by $ 543,002 at December 31, 1998. Also, at December 31, 1998 the Company exceeded the borrowings available under the line-of-credit with a bank by $63,317, at the December 31, 1998 rate of exchange.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and administrative office, and hire additional employees. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company has engaged a Geneva, Switzerland based investment company (the "Geneva Advisor") to assist the Company in its efforts to raise between $5.0 million and $10.0 million through a combination of debt or equity securities intended to be offered to institutional and private investors. The Geneva Advisor will be compensated approximately $36,000, plus five percent (5%) of the funds raised in consideration for its services. In addition, the Geneva Advisor will assist the Company in seeking temporary bridge financing of up to $1.0 million, the proceeds of which will be used to fund the Company's operations until it can complete its efforts to raise permanent financing. There can be no assurances that the Company will be able to raise the funds it requires.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively market and produce Brightec products, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company's line-of-credit is reduced or terminated, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

In addition to the above mentioned factors, the Company is presently reliant on one supplier, Socol SA ("Socol"), a Swiss-based company, for certain of the materials used to manufacture Brightec products. See `Description of Business - Sources and Availability of Raw Materials'. Furthermore, Socol is reliant on two other suppliers for the Alkaline Earth component crucial to Socol's production activities for the Company. Should Socol, for any reason, terminate its relationship with the Company, this would have a material adverse short-term impact on the Company's ability to produce Brightec products and generate sales. The inability to obtain sufficient key components as required, or to develop alternative sources could have a material adverse effect on the Company's business, financial condition and results of operations.

                                    PART II

Management believes that with the assistance of the Geneva Advisor, it will be successful in raising the necessary financing to fund the Company's operations through the 1999 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

During the third and fourth quarters of 1998, the Company commenced seeking new investors to raise additional financing for the Company. During 1998, the Company received $688,347 in consideration for subscriptions to purchase 1,867,602 shares of common stock. At December 31, 1998, pending the finalization of the Company's equity structure, the shares were not issued. It is expected that the shares will be issued to the investors early in the second quarter of 1999, after the finalization of the Company's equity structure.

Credit Availability
The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $ 345,324, at the December 31, 1998 rate of exchange. At December 31, 1998 and 1997, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At December 31, 1998, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

Should the Company's line-of-credit be reduced or terminated, or if the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. The Company does not believe the bank line-of-credit will be reduced or terminated in the near future and intends to repay it in full during 1999.


Commitments
At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay said co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement, pursuant to which the Company (i) has paid said co-inventor $ 25,000 and $ 10,000 in 1998 and 1999, respectively, and committed to pay an additional $ 125,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor.

At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a

                                    PART II

letter agreement in which the Company confirmed its agreement to issue 1,000,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company anticipates finalizing a definitive Socol agreement during the second quarter of 1999.

At December 31, 1998, a company controlled by one of the Company's directors (the "Netherlands Affiliate") had agreed to terminate and cancel a license arrangement dated June 30, 1997, pursuant to which the Netherlands Affiliate had obtained an exclusive license to use and exploit the Luminescence Technology in the European countries, for consideration paid in 1997 of $100,000. Pursuant to the December 1998 informal agreement, the Company had agreed to the payment of $ 170,000 to the Netherlands Affiliate of which $ 70,000 was to reimburse the Netherlands Affiliate for costs and expenses it paid or incurred in the development of processes, products and markets and the remainder was to repay the Netherland Affiliate the $100,000 it paid the Company in 1997. By agreement dated March 31, 1999, the Netherlands Affiliate formally agreed to the termination of its exclusive license in consideration for which the Company confirmed its agreement to pay $70,000 in reimbursement of the costs and expenses of the Netherlands Affiliate, and further agreed to repay the Netherlands Affiliate the $100,000 paid to the Company in 1997. Said agreement contemplates the payment of such amounts, without interest, at any time on or before March 31, 2004. At December 31, 1998, the Company had paid approximately $60,000 of the aggregate $170,000 due the Netherlands Affiliate; and the entire $ 170,000 has been charged to expense at December 31, 1998.

Year 2000
The Company is undergoing a review of its information systems, including a preliminary assessment of all of its internal and external systems and processes with respect to the Year 2000 issue. The Company plans to test all of its systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1999; and will initiate a review of potential Year 2000 matters with its significant suppliers (which is expected to be completed by the end of 1999) to determine the extent to which the Company is vulnerable to the failure of those third parties to remediate their own Year 2000 issues. Although the actual costs cannot be determined until the review is completed, there can be no assurance that the systems of other companies will be converted on a timely basis and will not have a corresponding adverse effect on the Company's results of operations.

Certain Factors That May Affect Future Results
This Annual Report on Form 10-K contains forward-looking Statements that involve a number of risks and uncertainties. There are a number of important factors that could cause the Company's actual results to differ materially from those indicted by such forward-looking statements.

These factors include without limitation, that the Company is in the early stages of development and has not generated revenues from the sale of Brightec products. Prior to the development of its Brightec products the Company incurred recurring operational losses from unrelated activities.

                                    PART II

The commercial success of the Company is dependent upon the acceptance in the marketplace of Brightec. The Company believes it must establish collaborative relationships with partners in connection with the development of Brightec and there can be no assurance that these relationships will be successful and that the termination of such relationships will not be detrimental to the Company.

The Company needs to secure additional funding to finance development, marketing and operational costs associated with launching the Brightec range of products. There can be no assurance that the Company will secure these funds, and failure to do so will have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may face competition from other companies, which may have greater resources than the Company, seeking to duplicate the Company's technologies and to enter the Company's targeted markets. There can be no assurance that the Company will be able to successfully compete with such potential competitors.

The Company lacks an experienced marketing and sales force to sell its Brightec products. The Company's failure to hire experienced marketing personnel or to develop such marketing and sales forces to sell its Brightec products will have a material adverse effect on the Company's business, financial condition and results of operations. The Company also will need to develop an appropriate organizational structure and hire the appropriate personnel to fulfill the management roles envisaged within that structure.

The future growth and success of the Company will depend on the hiring of innovative research and development personnel to further develop Brightec and other products and processes.

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

The Company is undergoing a review of the readiness of its suppliers for the Year 2000 issue. It is unclear at this time what affect the Year 2000 issue will have on the Company's suppliers or the Company.

The participating member countries of the European Union have adopted the Euro as its common legal currency on January 1, 1999. At this early stage of its assessment the Company cannot predict the impact of the conversion to the Euro.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local

                                    PART II

currency revenue and operating expenses in Europe. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date.

ITEM 8.   FIANANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and the related auditors' reports thereon are included in the following pages F-1 through F-15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Following the change in control of the Company, effective August 13, 1998, the Company's new board of directors determined that it would be in the best interests of the Company to engage a national accounting firm to audit its financial statements as of December 31, 1998 and 1997, and for each of three years in the period ended December 31, 1998. On January 27, 1999, pursuant to a decision of the Company's board of directors, the Company advised its independent accountants, Smith & Company, of their dismissal.

In the two fiscal years and subsequent interim period prior to the dismissal of Smith & Company, there were no reports on the financial statements of the Registrant containing any adverse opinion or disclaimer of opinion, no such reports were qualified or modified as to uncertainty, audit scope or accounting principles, and there were no disagreements with Smith & Company concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

In January, 1999, Ernst & Young, LLP, advised the Company that it had accepted an engagement to act as the Registrant's independent auditor.

Prior to being engaged, Ernst & Young LLP was not consulted with by the Company as to the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the financial statements.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Part III, Item 10, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Part III, Item 13, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held on May 28, 1999, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

          1  Financial Statements
             --------------------

             See Index to Financial Statements on page F-1

          2  Financial Statement Schedules
             -----------------------------

             See Index to Financial Statements on page F-1

          3 The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference:

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

3.1 Articles of Incorporation of Advanced Lumitech, Inc., and all amendments and modifications thereto, filed with the Secretary of State of the State of Nevada as of March 29, 1999.

3.2   By-laws of Advanced Lumitech, Inc.

4     Specimen Certificate representing the Company's Common Stock.

10.1 Merger Agreement dated as of August 12, 1998, by and among the Company, Lumitech, S.A. and Patrick Planche, pursuant to which the Company to acquired 100% of the issued and outstanding shares of the common stock of Lumitech, S.A.

10.2 Patent Assignment Agreement respecting the Company's luminescence technology dated as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collett and Lumitech S.A. (formerly known as OTWD On Time Diffusion S.A.).

10.3 Agreement dated as of March 31, 1999, between Lumitech S.A. and Luminescent Europe Technologies b.v. (the "Netherlands Affiliate"), providing for the termination of all rights and interests of the Netherlands Affiliate with respect to the Company's luminescence technology.

10.4 Socol Letter Agreement dated as of March 31, 1999, between the Company and Socol S.A., pursuant to which Socol disclaims any interest in the Company's Luminescence Technology.

10.5 Credit Agreement dated as of August 6, 1997, as amended on September 9, 1998 between Lumitech S.A. and Credit Suisse.

                                    PART IV

10.6 Agreement dated as of December 28, 1998, between Lumitech S.A. and LumiCorp, providing for the termination of all rights and interests of LumiCorp with respect to the Company's luminescence technology.

16 Letter from Smith & Co., the Registrant's former independent accountant (filed as Exhibit 16 to the Company's Current Report on Form 8-K, dated February 4, 1999 and incorporated by reference herein)

21    Subsidiaries of Advanced Lumitech, Inc.

27    Financial Data Schedule (for SEC use only).


(b)   Reports filed on Form 8-K during the fourth quarter of 1998:

      None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED LUMITECH, INC.

                              By: /s/ Patrick Planche
                              -------------------------------------
                              Patrick Planche
                              Chairman of the Board
                              Chief Executive Officer
                              April 15, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Date: April 15, 1999          By: /s/ Patrick Planche
                              --------------------------------

                              Principal Financial Officer


Date: April 15, 1999          By: /s/ Francois Planche
                              --------------------------------
                              Francois Planche, Director


Date: April 15, 1999          By:
                              --------------------------------
                              Jose Canales, Director

INDEX TO FINANCIAL STATEMENTS


(a)  The following documents are filed as part of this Report:


        (1)  Index to Consolidated Financial Statements.

          Report of Independent Auditors..........................................  F-2

          Consolidated Balance Sheets at December 31, 1998 and 1997...............  F-3

          Consolidated Statements of Operations
          for the years ended December 31, 1998,1997 and 1996 and for the period from inception (April 16, 1986) to December 31, 1998....................  F-4

          Consolidated Statements of Stockholders' Deficit
          for the years ended December 31, 1998, 1997 and 1996 and for the period from inception (April 16, 1986) to December 31, 1998.............  F-5

          Consolidated Statements of Cash Flows
          for the years ended December 31, 1998,1997 and 1996 and for the period from inception  (April 16, 1986) to December 31, 1998...................  F-7

          Notes to Consolidated Financial Statements..............................  F-8

    (2)  Index to Financial Statement Schedules:

           None

No schedules for Advanced Lumitech, Inc. and subsidiaries have been presented since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                        Report of Independent Auditors

Board of Directors and Stockholders
Advanced Lumitech, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lumitech, Inc. (a development stage company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (February 7, 1992) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lumitech, Inc. (a development stage company) at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (February 7, 1992) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses of $ 1,537,032 since its inception and has a working capital deficiency of $ 543,002 at December 31, 1998. In addition, the Company has limited cash resources and borrowings exceed the line-of-credit established with its bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




Boston, Massachusetts                                   Ernst & Young LLP
March 31, 1999

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

                          Consolidated Balance Sheets


                                                                               December 31,
                                                                       1998                     1997
                                                            ------------------------------------------------
ASSETS
Current assets:
 Cash and cash equivalents                                           $       207,938      $              494
 Accounts receivable from affiliated company                                       -                  66,672
 Prepaid expenses and other assets                                             9,878                   2,270
                                                            ------------------------------------------------
Total current assets                                                         217,816                  69,436

Property and equipment:
 Office and photographic equipment                                            60,108                  34,951
 Less accumulated depreciation                                               (33,599)                (26,971)
                                                            ------------------------------------------------
                                                                              26,509                   7,980
                                                            ------------------------------------------------
Total assets                                                         $       244,325      $           77,416
                                                            ================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Borrowings under bank line-of-credit                                $       408,641      $          375,881
 Accounts payable and accrued liabilities                                    151,699                 227,771
 Accounts payable to affiliated companies                                    156,412                 179,925
 Note payable to related party                                                44,066                       -
                                                            ------------------------------------------------
Total current liabilities                                                    760,818                 783,577

Note payable to related party                                                      -                  39,479
Notes payable to directors                                                   255,809                 321,997
                                                            ------------------------------------------------
Total liabilities                                                          1,016,627               1,145,053

Stockholders' deficit:
 Common stock, $0.001 par value;
 Authorized; 100,000,000 shares
 Issued and outstanding; 25,000,000 shares
  (1997-20,000,000 shares)                                                    25,000                  20,000
 Additional paid-in capital                                                   45,426                  50,426
 Stock subscribed                                                            688,347                       -
 Stock subscriptions receivable                                              (34,965)                (34,965)
 Deficit accumulated during the development stage                         (1,537,032)             (1,196,917)
 Cumulative translation adjustment                                            40,922                  93,819
                                                            ------------------------------------------------
Total stockholders' deficit                                                 (772,302)             (1,067,637)

                                                            ------------------------------------------------
Total liabilities and stockholders' deficit                          $       244,325      $           77,416
                                                            ================================================

See accompanying notes.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

                     Consolidated Statements of Operations

                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                                                                              (FEBRUARY 7, 1992)
                                                                  YEAR ENDED                                   THROUGH DECEMBER
                                                                 DECEMBER 31,                                         31,
                                             1998                  1997                    1996                      1998
                                   ---------------------------------------------------------------------     ------------------
  Sales to third parties              $                -    $                 -    $                   -       $        814,540
  Sales to affiliated company                          -                148,352                   54,688                203,040
                                   ---------------------------------------------------------------------     ------------------
                                                       -                148,352                   54,688              1,017,580
                                                       -
     Cost of sales                                                      223,791                  165,010              1,005,756
                                   ---------------------------------------------------------------------     ------------------
  Gross profit/(loss)                                  -                (75,439)                (110,322)                11,824

  Operating Expenses:
  Selling and marketing                           70,381                 26,015                   45,644                170,327
  General and administrative                     221,074                 67,175                  111,310              1,143,078
                                   ---------------------------------------------------------------------     ------------------
                                                 291,455                 93,190                  156,954              1,313,405

                                   ---------------------------------------------------------------------     ------------------
  Operating loss                                (291,455)              (168,629)                (267,276)            (1,301,581)

  Interest expense, net                           48,660                 50,902                   41,495                235,451
                                   ---------------------------------------------------------------------     ------------------
  Net loss                                   $  (340,115)           $  (219,531)             $  (308,771)      $     (1,537,032)
                                   =====================================================================     ==================

  Basic and diluted loss per share           $     (0.02)           $     (0.01)             $     (0.02)

     Shares used to compute basic             21,875,000             20,000,000               20,000,000
      and diluted loss per share

See accompanying notes.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

               Consolidated Statements of Stockholders' Deficit



                                                    Common Stock        Additional                          Stock
                                             -------------------------   Paid-in         Stock          Subscriptions
                                                  Shares     Par Value   Capital       Subscribed        Receivable
                                             -------------------------------------------------------------------------
Issuance of Stock in February 1992               20,000,000     $20,000   $15,461   $           -         $          -

Net loss for the period February 7, 1992 to
 December 31, 1992                                        -           -         -               -                    -

Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balance at December 31, 1992                     20,000,000      20,000    15,461               -                    -
Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balance at December 31, 1993                     20,000,000      20,000    15,461               -                    -
Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balance at December 31, 1994                     20,000,000      20,000    15,461               -                    -
Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balances at December 31, 1995                    20,000,000     $20,000   $15,461   $           -      $             -

                                                  Deficit
                                                Accumulated      Accumulated       Total
                                                 During the          Other       Stockholders'
                                                Development      Comprehensive    Equity/
                                                   Stage        Income/(Loss)    (Deficit)
                                             -----------------------------------------------
Issuance of Stock in February 1992              $           -    $          -       $35,461

Net loss for the period February 7, 1992 to
 December 31, 1992                                    (30,528)                     (30,528)

Foreign currency translation adjustment                     -            (378)        (378)
                                                                                   -------
Comprehensive loss                                          -               -      (30,906)
                                             ---------------------------------------------
Balance at December 31, 1992                          (30,528)           (378)       4,555
Net loss for year                                    (212,727)              -     (212,727)
Foreign currency translation adjustment                     -             (31)         (31)
                                                                                   -------
Comprehensive loss                                          -               -     (212,758)
                                             ---------------------------------------------
Balance at December 31, 1993                         (243,255)           (409)    (208,203)
Net loss for year                                    (200,009)              -     (200,009)
Foreign currency translation adjustment                     -         (34,590)     (34,590)
                                                                                   -------
Comprehensive loss                                          -               -     (234,599)
                                             ---------------------------------------------
Balance at December 31, 1994                         (443,264)        (34,999)    (442,802)
Net loss for year                                    (225,351)              -     (225,351)
Foreign currency translation adjustment                     -         (67,486)     (67,486)
                                                                                   -------
Comprehensive loss                                          -               -     (292,837)
                                             ---------------------------------------------
Balances at December 31, 1995                       $(668,615)      $(102,485)   $(735,639)

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

                Consolidated Statements of Stockholders' Deficit

                                  (Continued)



                                                    Common Stock        Additional                          Stock
                                             -------------------------   Paid-in         Stock          Subscriptions
                                                  Shares     Par Value   Capital       Subscribed        Receivable
                                             -------------------------------------------------------------------------
Balance at December 31, 1995                     20,000,000     $20,000   $15,461   $           -         $          -
Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balance at December 31, 1996                     20,000,000      20,000    15,461               -                    -
Unpaid subscriptions for stock                                             34,965               -              (34,965
Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -
                                             -------------------------------------------------------------------------
Balance at December 31, 1997                     20,000,000      20,000    50,426               -              (34,965
Receipt of subscriptions for 1,867,602
 common shares of stock                                   -           -         -         688,347                    -

Issuance of shares in connection with
 acquisition of the Company                       5,000,000       5,000    (5,000)              -                    -

Net loss for year                                         -           -         -               -                    -
Foreign currency translation adjustment                   -           -         -               -                    -
Comprehensive loss                                        -           -         -               -                    -

Balance at December 31, 1998                     25,000,000     $25,000   $45,426   $     688,347         $    (34,965
                                             =========================================================================

                                                  Deficit
                                                Accumulated      Accumulated       Total
                                                 During the          Other       Stockholders'
                                                Development      Comprehensive    Equity/
                                                   Stage        Income/(Loss)    (Deficit)
                                             ------------------------------------------------
Balance at December 31, 1995                     $    (668,615)   $   (102,485)  $  (735,639)
Net loss for year                                     (308,771)              -      (308,771)
Foreign currency translation adjustment                      -         125,045       125,045
                                                                                     -------
Comprehensive loss                                           -               -      (183,726)
                                             -----------------------------------------------
Balance at December 31, 1996                          (977,386)         22,560      (919,365)
Unpaid subscriptions for stock                               -               -             -
Net loss for year                                     (219,531)              -      (219,531)
Foreign currency translation adjustment                      -          71,259        71,259
                                                                                     -------
Comprehensive loss                                           -               -      (148,272)
                                             -----------------------------------------------
Balance at December 31, 1997                        (1,196,917)         93,819    (1,067,637)
Receipt of subscriptions for 1,867,602
 common shares of stock                                      -               -       688,347

Issuance of shares in connection with
 acquisition of the Company                                  -               -             -

Net loss for year                                     (340,115)              -      (340,115)
Foreign currency translation adjustment                      -         (52,897)      (52,897)
                                                                                     -------
Comprehensive loss                                           -               -      (393,012)
                                                                                 -----------
Balance at December 31, 1998                       $(1,537,032)     $   40,922   $  (772,302)
                                             ===============================================

See accompanying notes.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                                                                                   PERIOD FROM INCEPTION
                                                                                                (FEBRUARY 7, 1992) THROUGH
                                                              YEAR ENDED DECEMBER 31,                  DECEMBER 31,
                                                       ------------------------------------
                                                          1998         1997         1996                   1998
                                                       ------------------------------------     ---------------------------
OPERATING ACTIVITIES
Net loss                                                $(340,115)   $(219,531)   $(308,771)             $(1,537,032)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                              6,628        4,729        3,553                   35,866
  Inventory written-off                                         -       72,079            -                   72,079
  Accounts receivable written-off                               -            -       26,830                  (78,121)
  Changes in operating assets and liabilities:
   Accounts receivable                                          -            -            -                   78,121
   Accounts receivable from affiliated
    company                                                66,672      (66,672)           -                        -
   Prepaid expenses and other current assets               (7,608)         186        5,381                   (9,878)
   Inventory                                                    -      (25,811)     177,210                  (72,079)
   Accounts payable and accrued liabilities               (76,072)      31,629      (75,245)                 151,699
   Accounts payable to affiliated companies               (23,513)     142,612       (6,165)                 156,412
                                                       ------------------------------------              -----------
Net cash used in operating activities                    (374,008)     (60,779)    (177,207)              (1,202,933)

INVESTING ACTIVITIES
 Proceeds from disposal of property and equipment               -            -       10,216                   10,216
 Purchase of property and equipment                       (25,157)      (7,495)           -                  (72,591)
                                                       ------------------------------------              -----------
Net cash provided by (used in) investing activities       (25,157)      (7,495)      10,216                  (62,375)

FINANCING ACTIVITIES
 Net change in bank line of credit                         32,760        2,408      (36,894)                 408,641
 Change in notes payable to directors                     (66,188)     (10,571)      37,094                  255,809
 Change in note payable to related party                    4,587         (446)      39,925                   44,066
 Cash received for subscriptions for common stock         688,347            -            -                  723,808
                                                       ------------------------------------              -----------
Net cash provided by (used in) financing activities       659,506       (8,609)      40,125                1,432,324

Effect of changes in foreign exchange rates               (52,897)      71,259      125,045                   40,922
                                                       ------------------------------------              -----------

Increase (decrease) in cash and cash equivalents          207,444       (5,624)      (1,821)                 207,938
Cash and cash equivalents at beginning of period              494        6,118        7,939                        -
                                                       ------------------------------------              -----------
Cash and cash equivalents at end of period              $ 207,938    $     494    $   6,118              $   207,938
                                                       ====================================              ===========

Supplemental disclosure of cash flow information
 Interest paid                                          $  29,854    $  27,230    $  41,557              $   193,638

See accompanying notes.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

                  Notes to Consolidated Financial Statements

                               December 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech").

Effective August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech for consideration of 4,000,000 newly issued common shares ($ 0.001 par value) of the Company. As a result of this transaction, the shareholders of Swiss Lumitech became majority shareholders of the Company, owning 80% of the Company's then issued 5,000,000 voting common shares.

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. In a reverse acquisition, the historical shareholders' equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per-share information has been presented in the accompanying consolidated financial statements as if recapitalization had occurred as of the first day presented in the financial statements. Accordingly, the accompanying consolidated financial statements and related notes reflect the operations of the Company combined with the operations of Swiss Lumitech from February 7, 1992, the inception date of Swiss Lumitech, to December 31, 1998.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DESCRIPTION OF BUSINESS

ADLU is a developmental stage company, which, through Swiss Lumitech, has developed and patented a process to create luminescent color pictures of photographic quality, which can be applied to a variety of objects in numerous applications (the "Luminescence

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


Technology"). The Company plans to market the Luminescence Technology and related products under the brand name `Brightec'. Although Swiss Lumitech believes it has developed the Brightec products to a marketable form, it has yet to commercially market the Brightec products and generate revenues therefrom.

The Company's success will depend in part on its ability to obtain and maintain patent protection in the United States and other countries where the Luminescence Technology is patented or a patent application is in process. The commercial success of the Company also depends in part on neither infringing patents or proprietary rights of third parties nor breaching any licenses that may relate to the Company's Luminescence Technology and Brightec products.

From the period January 1, 1996 to December 31, 1997, the Company's business strategy was to sell watches on to which the Luminescence Technology had been applied, to an affiliated company. Effective December 31, 1997, the Company ceased such activities and focused its efforts on further developing the Luminescence Technology and Brightec products and raising funds to finance its new business strategy. Accordingly, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

CASH AND CASH EQUIVALENTS

Cash and cash equivalents, which consist of cash and money market funds with insignificant interest rate risk and original maturities of three months or less at date of purchase, are stated at cost, which approximates fair value.

REVENUE RECOGNITION

The Company recognizes revenue upon product shipment or when title passes.

CONCENTRATIONS OF CREDIT RISK

Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its available cash with high quality financial institutions to mitigate the risk of material loss in this regard. Accordingly, management believes the likelihood of incurring material losses due to concentration of credit risk is remote.

OFFICE AND PHOTOGRAPHIC EQUIPMENT

Office and photographic equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful life of the related assets, which the Company has determined to be five years. Amounts charged to expense were $6,628 in 1998, $ 4,729 in 1997 and $ 3,553 in 1996 and $ 35,866 for the period from February 7, 1992 to December 31, 1998.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


FOREIGN CURRENCY

From inception to date, the Company's revenues and expenses have been generated and incurred by Swiss Lumitech, which operates within Switzerland. Accordingly, the functional currency of the Company is the Swiss Franc. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included as a component of comprehensive income, and realized gains and losses are reflected in income. Such realized gains and losses have not been material to date.

OPERATING LEASES

Rental expense for the Company's administrative office was $ 12,511, $ 18,378 and $ 12,640 for the years ended December 31, 1998, 1997 and 1996, respectively. Rental expense for the period from February 7, 1992 to December 31, 1998 amounted to $ 115,964. The lease for the administrative office may be canceled, at the Company's option and without penalty, after each 12 month leasing period.

INCOME TAXES

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the
temporary differences are expected to reverse.   A valuation allowance is
applied against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

PATENTS AND PATENT APPLICATIONS

The Company capitalizes patent and patent application costs as incurred, if recoverability is reasonably assured. Such costs were $47,004 for the year ended December 31, 1998, and for the period from February 7, 1992 to December 31, 1998. These costs have been expensed due to the uncertainty as to recoverability.

STOCK SPLIT

On August 14, 1998, the Company's Board of Directors approved a 5-for-1 stock split of the Company's issued and outstanding common shares (the "Stock Split"). Accordingly, the Company's then issued and outstanding share capital of 5,000,000 shares was increased to 25,000,000. All share and per share information have been retroactively restated to reflect the stock split.

EARNINGS PER SHARE

Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the presentation of

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


"basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For purposes of computing diluted earnings per share the denominator includes both the weighted-average shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, if any. There is no difference between basic and diluted net loss per share for the Company, since it has incurred losses since inception. There were no common stock equivalents during any of the above periods presented in the accompanying consolidated financial statements.

SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented in the consolidated financial statements, the Company has operated in only one operating segment - Luminescence Technology development. Long-lived assets are principally located in Switzerland.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective in January 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

2. ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At December 31, 1998, the Company has yet to commercially market Brightec and

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 1,537,032. At December 31, 1998, the Company's current liabilities exceed its current assets by $ 543,002 and the Company had outstanding advances of approximately $ 63,000 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

In order to generate awareness and future sales of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of the Company's debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and
administrative office, and hire additional employees.   The Company expects that
it may require up to approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company has engaged a Geneva, Switzerland based investment company (the "Geneva Advisor") to assist the Company in its efforts to raise between $5.0 million to $10.0 million through a combination of debt or equity securities intended to be offered to institutional and private investors. The Geneva Advisor will be compensated approximately $36,000, plus five percent (5%) of the funds raised in consideration for its services. In addition, the Geneva Advisor will assist the Company in seeking temporary bridge financing of up to $1.0 million, the proceeds of which will be used to fund the Company's operations until it can complete its efforts to raise permanent financing.
There can be no assurances that the Company will be able to raise the funds it requires.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, whether through the Geneva Advisor or other sources, to effectively market and produce Brightec products over the next 12 month period and then upon future profitable operations and the generation of positive operating cash flows or finding additional financing. However, should the Company fail to raise such funds or the Company's line-of-credit is reduced or terminated or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that the Company will be successful in its efforts to raise
the financing required to support the Company's operations.   Accordingly,
management believes that no adjustments or reclassifications of recorded assets and liabilities is required.

3. Related Party Transactions

At December 31, 1997, the balance sheet classification, "Accounts receivable from affiliated company" represents amounts due from the sales of watches to a company controlled by one of the Company's directors (the "Netherlands Affiliate"). In 1998, no sales were made to the Netherlands Affiliate.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


The balance sheet classification "Accounts payable to affiliated companies" includes amounts owed to the Netherlands Affiliate for the repurchase of certain licenses granted by the Company to the Netherlands Affiliate for the use and exploitation of the Company's Luminescence Technology (the "Netherlands Affiliate Product Rights") and in addition, at December 31, 1997, to a separate entity ("Lumicorp") controlled by the Company's directors, for the repurchase of certain other rights relating to the Luminescence Technology (the "Lumicorp Product Rights"), which the Company had previously sold or licensed to these entities. At December 31, 1998, the Company had informally agreed to repurchase the Netherlands Affiliate Product Rights at the equivalent amount the Netherlands Affiliate paid to acquire them, plus an additional $ 70,000 for costs and expenses the Netherlands Affiliate paid or incurred in the development of processes, products and markets. The Company repurchased the Lumicorp Product Rights during 1998 for the equivalent amount Lumicorp previously paid to acquire them. The decision to repurchase the Product Rights was a direct result of the change in the Company's strategy, as discussed in Note 1. See Note 7.

The balance sheet classification "Note payable to related party" represents amounts owed to a director of one of the Company's former significant suppliers. The note has no stated maturity and has an interest rate of 7%. The borrowings under this note payable are not secured.

The balance sheet classification "Notes payable to directors" represents amounts owed to the Company's directors, pursuant to three separate agreements (the "Directors Note Agreements"). The Directors Note Agreements have no stated maturity and have an interest rate of 7%. The borrowings under the Director's Note Agreements are not secured, and the note holders have agreed not to require payment in cash before January 1, 2000.

4. Income Taxes

At December 31, 1998, the Company had foreign net operating loss carryforwards of approximately $ 1,537,032. These net operating loss carryforwards will expire at various dates between 2000 and 2005.

Utilization of the net operating losses may be limited due to changes in ownership of the Company.

At December 31, 1998 and 1997, the Company had net deferred tax assets of $376,573 and $ 293,245, respectively. The net deferred tax assets have been fully offset by a valuation allowance. The net deferred tax assets relate to the Company's net operating loss carryforwards.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


5. Line of Credit

The Company, through Swiss Lumitech, has a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $345,324, at the December 31, 1998 rate of exchange. At December 31, 1998, the Company had exceeded such borrowing limit by approximately $63,000. However, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting Swiss Lumitech's ability to pledge its assets as security for other borrowings and requiring the payment of interest each quarter. In addition, all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At December 31, 1998, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to the amount available under the line of credit by a relative of certain directors.

6. Supplemental Balance Sheet Information

At December 31, 1998 and 1997, accounts payable and accrued liabilities were as follows:

                                                           December 31,
                                                      1998              1997
                                                ------------------------------
Accounts Payable and Accrued Liabilities:
-----------------------------------------
Trade accounts payable                              $101,699          $227,771
Accrued selling and marketing fees                  $ 50,000                 -
                                                ------------------------------
                                                    $151,699          $227,771
                                                ==============================

7. Commitments

At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $25,000 and $10,000 in 1998 and 1999, respectively, and committed to pay an additional $125,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor.

                            Advanced Lumitech, Inc.
                         (A Development Stage Company)

            Notes to Consolidated Financial Statements (continued)


At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue 1,000,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company anticipates finalizing a definitive Socol agreement during the second quarter of 1999.

At December 31, 1998, the Netherlands Affiliate had agreed to terminate and cancel a license arrangement dated June 30, 1997, pursuant to which it had obtained an exclusive license to use and exploit the Luminescence Technology in the European countries, for consideration paid in 1997 of $100,000. Pursuant to the December 1998 informal agreement, the Company had agreed to the payment of $170,000 to the Netherlands Affiliate of which $70,000 was to reimburse the Netherlands Affiliate for costs and expenses it paid or incurred in the development of processes, products and markets and the remainder was to repay the Netherlands Affiliate the $100,000 it paid the Company in 1997. By agreement dated March 31, 1999, the Netherlands Affiliate formally agreed to the termination of its exclusive license in consideration for which the Company confirmed its agreement to pay the $70,000 in reimbursement of the costs and expenses of the Netherlands Affiliate, and further agreed to repay the Netherlands Affiliate the $100,000 paid to the Company in 1997. Said agreement contemplates the payment of such amounts, without interest, at any time on or before March 31, 2004. At December 31, 1998, the Company had paid approximately $60,000 of the aggregate $170,000 due the Netherlands Affiliate; and the entire $170,000 has been charged to expense at December 31, 1998.

                                 EXHIBIT INDEX


EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

3.1 Articles of Incorporation of Advanced Lumitech, Inc., and all amendments and modifications thereto, filed with the Secretary of State of the State of Nevada as of March 29, 1999.

3.2       By-laws of Advanced Lumitech, Inc.

4         Specimen Certificate representing the Company's Common Stock.

10.1 Merger Agreement dated as of August 12, 1998, by and among the Company, Lumitech, S.A. and Patrick Planche, pursuant to which the Company to acquired 100% of the issued and outstanding shares of the common stock of Lumitech, S.A.

10.2 Patent Assignment Agreement respecting the Company's luminescence technology dated as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collett and Lumitech S.A. (formerly known as OTWD On Time Diffusion S.A.).

10.3 Agreement dated as of March 31, 1999, between Lumitech S.A. and Luminescent Europe Technologies b.v. (the "Netherlands Affiliate"), providing for the termination of all rights and interests of the Netherlands Affiliate with respect to the Company's luminescence technology.

10.4 Socol Letter Agreement dated as of March 31, 1999, between the Company and Socol S.A., pursuant to which Socol disclaims any interest in the Company's Luminescence Technology.

10.5 Credit Agreement dated as of August 6, 1997, as amended on September 9, 1998, between Lumitech S.A. and Credit Suisse.

10.6 Agreement dated as of December 28, 1998 between LumiCorp and Lumitech S.A., providing for the termination of all rights and interests of LumiCorp with respect to the Company's luminescence technology.

16 Letter from Smith & Co., the Registrant's former independent accountant (filed as Exhibit 16 to the Company's Current Report on Form 8-K, dated February 4, 1999 and incorporated by reference herein)

21        Subsidiaries of Advanced Lumitech, Inc.

27        Financial Data Schedule (for SEC use only).