Form 10-Q
period 1999-03-31
ADVANCED LUMITECH INC
filed 1999-06-18
CIK 894537

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                     FOR THE QUARTER ENDED MARCH 31, 1999


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the filing requirements for the past 90 days. Yes _____ No X
                                  ----

Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 par value per share, as of June 10, 1999 was 27,679,602.

                            ADVANCED LUMITECH, INC.
                               TABLE OF CONTENTS

                                                      Page
PART I. FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                          3
  CONSOLIDATED STATEMENTS OF OPERATIONS                4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     9
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE
 ABOUT MARKET RISK                                    15


PART II. OTHER INFORMATION
ITEM 6 EXHIBITS                                       16

SIGNATURES                                            17

EXHIBIT INDEX                                         18

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


Assets                                                             March 31,         December 31,
                                                                        1999                 1998
                                                                 (unaudited)
Current assets:
   Cash and cash equivalents                                     $    55,648          $   207,938
   Prepaid expenses and other assets                                  10,718                9,878
                                                                 --------------------------------
Total current assets                                                  66,366              217,816

Property and equipment:
   Office and photographic equipment                                  72,993               60,108
   Less:  Accumulated depreciation                                   (33,599)             (33,599)
                                                                 --------------------------------
                                                                      39,394               26,509
                                                                 --------------------------------
Total assets                                                     $   105,760          $   244,325
                                                                 ================================

Liabilities and stockholders' deficit
Current liabilities:
   Borrowings under bank line-of-credit                          $   377,388          $   408,641
   Accounts payable and accrued liabilities                          341,113              151,699
   Accounts payable to affiliated companies                          133,834              156,412
   Notes payable to related party                                     41,109               44,066
                                                                 --------------------------------
Total current liabilities                                            893,444              760,818

Notes payable to directors                                           245,925              255,809
                                                                 --------------------------------
Total liabilities                                                  1,139,369            1,016,627
Stockholders' deficit:
   Common stock, $0.001 par value;
     Authorized; 100,000,000 shares
     Issued and outstanding; 25,800,000 and 25,000,000                25,800               25,000
      shares at March 31, 1999 and December 31, 1998,
      respectively
   Additional paid-in capital                                        344,626               45,426
   Stock subscribed                                                  688,347              688,347
   Stock subscriptions receivable                                    (34,965)             (34,965)
   Deficit accumulated during the development stage               (2,166,343)          (1,537,032)
   Cumulative translation adjustment                                 108,926               40,922
                                                                 --------------------------------
Total stockholders' deficit                                       (1,033,609)            (772,302)
                                                                 --------------------------------
Total liabilities and stockholders' deficit                      $   105,760          $   244,325
                                                                 ================================

See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                  Period from
                                                Three                              inception
                                                months           Three months     (February 7,
                                                ended               ended             1992)
                                              March 31,           March 31,          Through
                                                                                    March 31,
                                               1999                   1998             1999
Sales to third parties                   $                -  $           -        $   814,540
Sales to affiliated company                               -              -            203,040
                                         ----------------------------------------------------
                                                          -              -          1,017,580

   Cost of sales                                          -              -          1,005,756
                                         ----------------------------------------------------

Gross profit (loss)                                       -              -             11,824

Operating expenses:
Research and development                             39,344              -             39,344
Selling and marketing                                43,832          2,642            214,159
General and administrative                          538,152          8,970          1,681,230
                                         ----------------------------------------------------
                                                    621,328         11,613          1,934,733
                                         ----------------------------------------------------

Operating loss                                     (621,328)       (11,613)        (1,922,909)
Interest expense, net                                 7,983         11,593            243,434
                                         ----------------------------------------------------
Net loss                                 $         (629,311) $     (23,205)       $(2,166,343)
                                         ====================================================


Basis and diluted loss per share         $            (0.03) $       (0.00)
Shares used to compute basic                     25,008,888     20,000,000
     and diluted loss per share


See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  Period from
                                                                                                   inception
                                                               Three months   Three months     (February 7, 1992)
                                                                   ended          ended        through  March 31,
                                                                 March 31,      March 31,

                                                                   1999           1998                  1999

OPERATING ACTIVITIES
Net loss                                                       $   (629,311)  $    (23,205)    $      (2,166,343)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
     Depreciation                                                         -          2,019                35,866
     General and administrative expense associated with             300,000                              300,000
     stock issued (Note 7)
     Changes in operating assets and liabilities:
        Accounts receivable from affiliated company                                  3,860               (10,718)
        Prepaid expenses and other current assets                      (840)            30
        Accounts payable and accrued liabilities                    189,414         (3,098)              341,113
        Accounts payable to affiliated companies                    (22,578)        (2,448)              133,834
                                                               -------------------------------------------------
Net cash provided by (used in) operating activities                (163,315)       (22,842)           (1,366,248)

INVESTING ACTIVITIES
   Proceeds from disposal of property and equipment                                                       10,216
   Purchase of property and equipment                               (12,885)        (1,484)              (85,476)
                                                               -------------------------------------------------
Net cash provided by (used in) investing activities                 (12,885)        (1,484)              (75,260)

FINANCING ACTIVITIES
   Net change in bank line of credit                                (31,253)         1,744               377,388
   Change in notes payable to directors                              (9,884)        (4,587)              245,925
   Change in note payable to related party                           (2,957)           145                41,109
   Cash received for subscriptions of common stock                                                       723,808
                                                               -------------------------------------------------
Net cash provided by (used in) financing activities                 (44,094)        (2,698)            1,388,230

Effects of changes in foreign exchange rates                         68,004         29,957               108,926
                                                               -------------------------------------------------
Increase (decrease) in cash                                        (152,290)         2,933                55,648
Cash and cash equivalents at beginning of period                    207,938            494                     -

Cash and cash equivalents at end of period                     $     55,648   $      3,427     $          55,648
                                                             ===================================================

Supplemental disclosure of cash flow information:
   Interest paid                                               $      4,869   $      6,202     $         198,507

See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech"). The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three month period ended March 31, 1999 is not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

Effective August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech for consideration of 4,000,000 newly issued common shares ($ 0.001 par value) of the Company. As a result of this transaction, the shareholders of Swiss Lumitech became majority shareholders of the Company, owning 80% of the Company's then issued 5,000,000 voting common shares before giving effect to the previously disclosed 5 for 1 stock split.

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. In a reverse acquisition, the historical shareholders' equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per-share information has been presented in the accompanying consolidated financial statements as if recapitalization had occurred as of the first day presented in the financial statements. Accordingly, the accompanying consolidated financial statements and related notes reflect the operations of the Company combined with the operations of Swiss Lumitech from February 7, 1992, the inception date of Swiss Lumitech, to March 31, 1999.

2.  Description of Business
ADLU is a developmental stage company, which, through Swiss Lumitech, has developed and patented a process to create luminescent color pictures of photographic quality, which can be applied to a variety of objects in numerous applications (the "Luminescence Technology"). The Company plans to market the Luminescence Technology and related products under the brand name "Brightec". Although Swiss Lumitech believes it has developed the Brightec products to a marketable form, it has yet to commercially market the Brightec products and generate revenues therefrom.

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

From the period January 1, 1996 to December 31, 1997, the Company's business strategy was to sell watches on to which the Luminescence Technology had been applied, to an affiliated company. Effective December 31, 1997, the Company ceased such activities and focused its efforts on further developing the Luminescence Technology and Brightec products and raising funds to finance its new business strategy. Accordingly, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

3.  Basic and Diluted Net Loss per Common Share
Basic and diluted net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted net loss per common share since the Company has recorded losses since inception.

4.  Comprehensive Income
The Company adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the three months ended March 31, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                                                 Period from
                                                                                  inception
                                                                                 (February 7,
                                                    Three months ended          1992) through
                                                         March 31,                March 31,
                                                1999               1998              1999
Net loss                                     $(629,311)         $(23,205)        $(2,166,343)
Foreign currency translation gain               68,004            29,957             108,926
                                           -------------------------------------------------

Total comprehensive income (loss)            $(561,307)         $  6,752         $(2,057,417)
                                           =================================================

5.  New Accounting Pronouncement
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective in January 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

6.   Segment Information
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented in the consolidated financial statements, the Company has operated in only one operating segment - Luminescence Technology development. Long-lived assets are principally located in Switzerland.

7.   Equity
At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $25,000 and $10,000 in 1998 and 1999, respectively, and committed to pay an additional $125,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, and the $125,000 were charged to expense in the three months ended March 31, 1999. Accounts payable and accrued expenses at March 31, 1999 include the $125,000.

8.   Commitments
At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue 1,000,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company has not reflected the above letter agreement in the consolidated financial statements as of March 31,1999 as the Company anticipates finalizing a definitive Socol agreement during the second or third quarter of 1999.

9.   Ability to Continue as a Going Concern
The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At March 31, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 2,166,343. At March 31, 1999, the Company's current liabilities exceed its current assets by $ 827,078 and the Company had outstanding advances of approximately $61,952 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish the intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; the Company's dependence on certain sole source suppliers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

General
The Company is a developmental stage company, which, through its subsidiary, Swiss Lumitech, has developed and patented an exclusive new process to create luminescent color pictures of photographic quality, which can be applied to a variety of objects in numerous applications (the "Luminescence Technology"). The Company will market the Luminescence Technology and related products under the brand name "Brightec".

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

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. Accordingly, the following discussion reflects the combined operations of the Company and Swiss Lumitech from the inception date of Swiss Lumitech.

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

At March 31, 1999, the Company had not begun commercial marketing and licensing of Brightec and has generated accumulated losses of $ 2,166,343. Also, the Company does not anticipate earning revenues from the sale of Brightec until the third quarter of 1999, at the earliest. The Company's current liabilities exceed its current assets by $ 827,078 and the Company has not secured additional financing to fund its planned operations for 1999. As a result of these factors, the ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.

Results of Operations
Results of Operations for the three months ended March 31, 1999 compared to the three months ended March 31, 1998:

Revenues:
Due to the Company's change in strategy described above, the Company recorded no revenues during the three month periods ended March 31, 1999 and 1998. The Company expects future revenues, if any, to come from the licensing the Luminescence Technology, and more significantly, from the subsequent sale of related luminescent substances and sheets.

Cost of Sales:
Due to the Company's change in strategy described above, the Company recorded no cost of sales during the three month periods ended March 31, 1999 and 1998. The Company expects that future gross margins, if any, will result from the sale of Brightec products. Historical results are not indicative of expected future results.

Research and Development Expenses:
Research and development expenses increased by $39,344 from $0 in 1997. The increase in 1998 in due to salaries and supplies related to the development efforts to further develop the luminescence technology and related Brightec products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company develops new products and applications for the products.

Selling and Marketing Expenses:
Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased by $41,153 in 1998 from $2,642 in 1997. The increase in 1998 in selling expenses is primarily attributable to expenses incurred for marketing materials to support the launch of the Brightec brand name. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:
General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased to $538,152 in 1998 from $8,970 in

1997. The increase in expenses in 1998 related primarily to the issuance and expense of 800,000 shares of the Company's common stock, with a value of $300,000, and expense of $125,000, related to an agreement with the co-inventor of the Luminescence Technology and the costs of being a public company. The Company expects that, exclusive of the costs related to the agreement with the co-inventor, general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company. Also, the Company expects to expense approximately $375,000 of patent and patent application costs in the last three quarters of 1999, as discussed under "Liquidity and Capital Resources - Commitments".

Liquidity and Capital Resources:
Cash and cash equivalents decreased to $55,648 at March 31, 1999 from $207,938 at December 31, 1998.

Net cash used in operating activities in the three months ended March 31, 1999 was $163,315. The net cash used in operating activities during three months ended March 31, 1999 was principally the result of the net loss of $629,311, adjusted for noncash expenses including $300,000 associated with common stock issued and a decrease in and accounts payable to affiliated companies, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities in the three months ended March 31, 1999 was approximately $12,885, consisting of capital expenditures for property and equipment.

Net cash used in financing activities in the three months ended March 31, 1999 was approximately $44,094. The net cash used was primarily the $31,253 decrease in borrowings under the bank line-of-credit.

Net cash used in operating activities in the three months ended March 31, 1998 was $22,842. The net cash used in operating activities during the three months ended March 31, 1998 was principally the result of the net loss of $23,205 adjusted for noncash expenses including depreciation and the changes in certain assets and liabilities.

Ability to Continue as a Going Concern
At March 31, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 2,166,343. The Company's current liabilities exceed its current assets by $ 827,078 at March 31, 1999. Also, at March 31, 1999 the Company exceeded the borrowings available under the line-of-credit with a bank by $61,952, at the March 31, 1999 rate of exchange. As of June 17, 1999 the Company has approximately $ 8,000 of funds available. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. There can be no assurances that the Company will be able to raise the funds it requires.

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

In addition to the above mentioned factors, the Company is presently reliant on one supplier, Socol, for certain of the materials used to manufacture Brightec products. Furthermore, Socol is reliant on two other suppliers for the Alkaline Earth component crucial to Socol's production activities for the Company. Should Socol, for any reason, terminate its relationship with the Company, this would have a material adverse short-term impact on the Company's ability to produce Brightec products and generate sales. The inability to obtain sufficient key components as required, or to develop alternative sources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Credit Availability
The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $315,436, at the March 31, 1999 rate of exchange. At March 31, 1999 and 1998, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting the

Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At the March 31, 1999, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

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

Commitments
At December 31, 1998, the Company and its principal supplier, Socol had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue 1,000,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company anticipates finalizing a definitive Socol agreement during the second quarter of 1999.

The Company had no material capital expenditure commitments as of March 31, 1999.

Effects of Inflation
Management believes that financial results have not been significantly impacted by inflation and price changes.

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

Euro Currency
The participating member countries of the European Union have adopted the Euro as its common legal currency on January 1, 1999. At this early stage of its assessment the Company cannot predict the impact of the conversion to the Euro.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date.

                          PART II. OTHER INFORMATION


ITEM 6 EXHIBITS

     (a) Exhibits.

     The following exhibits are filed as part of this report:

     EXHIBIT NUMBER            DESCRIPTION
     --------------            -----------------------------

          27                   Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED LUMITECH, INC.
Date: June 15, 1999
                              By: /s/ Patrick Planche
                              -------------------------------------------
                                      President, Chief Executive Officer
                                      Principal Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NUMBER            DESCRIPTION
--------------            ----------------------------------

     27                   Financial Data Schedule