Form 10-Q
period 1999-06-30
ADVANCED LUMITECH INC
filed 1999-08-16
CIK 894537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                       FOR THE QUARTER ENDED June 30, 1999


                       COMMISSION FILE NUMBER 033-55254-27



    ADVANCED LUMITECH, INC.
    -----------------------
(Exact name of registrant as
 specified in its charter)

           Nevada                                          87-0438637
-------------------------------                     ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the filing requirements
for the past 90 days. Yes      No  X
                         -----   -----

Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 par value per share, as of August 11, 1999 was 27,679,602.

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

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


Assets                                                     June 30, 1999  December 31,
                                                            (unaudited)       1998
Current assets:
   Cash and cash equivalents                                $     5,306   $   207,938
   Prepaid expenses and other assets                              4,125         9,878
                                                            -------------------------
Total current assets                                              9,431       217,816

Property and equipment:
   Office and photographic equipment                             72,993        60,108
   Less:  Accumulated depreciation                              (40,669)      (33,599)
                                                            -------------------------
                                                                 32,324        26,509
                                                            -------------------------
Total assets                                                $    41,755   $   244,325
                                                            =========================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Borrowings under bank line-of-credit                     $   375,127   $   408,641
   Accounts payable and accrued liabilities                     373,332       151,699
   Accounts payable to affiliated companies                     132,165       156,412
   Notes payable to related party                                40,034        44,066
                                                            -------------------------
Total current liabilities                                       920,658       760,818

Notes payable to directors                                      286,513       255,809
                                                            -------------------------
Total liabilities                                             1,207,171     1,016,627
Stockholders' deficit:
   Common stock, $0.001 par value;
     Authorized; 100,000,000 shares
     Issued and outstanding; 25,800,000 and 25,000,000           25,800        25,000
      shares at June 30, 1999 and December 31, 1998,
      respectively
   Additional paid-in capital                                   344,626        45,426
   Stock subscribed                                             688,347       688,347
   Stock subscriptions receivable                               (34,965)      (34,965)
   Deficit accumulated during the development stage          (2,345,591)   (1,537,032)
   Cumulative translation adjustment                            156,367        40,922
                                                            -------------------------
Total stockholders' deficit                                  (1,165,416)     (772,302)
                                                            -------------------------
Total liabilities and stockholders' deficit                 $    41,755   $   244,325
                                                            =========================

See Notes to Unaudited Consolidated Financial Statements

                             ADVANCED LUMITECH, INC.
                        ( A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                                                     Period from
                                        Three months ended               Six months ended             inception
                                              June 30,                       June 30,              (February 7,1992)
                                   ----------------------------    ----------------------------     through June 30,
                                       1999            1998            1999           1998               1999
                                   -----------    -------------    -----------    -------------      ------------
Sales to third parties             $    --        $     --         $    --        $    --          $    814,540
Sales to affiliated companies           --              --              --             --               203,040
                                   -----------    -------------    -----------    -------------    ------------
                                                                        --             --             1,017,580

Cost of sales                           --              --              --             --             1,005,756
                                   -----------    -------------    -----------    -------------    ------------
Gross profit                            --              --              --             --                11,824

Operating expenses:
Research and development                33,755            --            73,099         --                73,099
Selling and marketing                   42,529            4,699         86,361            7,341         256,688
General and administrative              97,290           13,269        635,442           22,239       1,778,520
                                   -----------    -------------    -----------    -------------    ------------
                                       173,574           17,968        794,902           29,580       2,108,307
                                   -----------    -------------    -----------    -------------    ------------

Operating loss                        (173,574)         (17,968)      (794,902)         (29,580)     (2,096,483)
Interest expense, net                   (7,797)         (11,523)       (15,780)         (23,116)       (251,231)
Other income                             2,123              810          2,123              810           2,123
                                   -----------    -------------    -----------    -------------    ------------
Net loss                           $  (179,248)   $     (28,681)   $  (808,559)   $     (51,886)   $ (2,345,591)
                                   ===========    =============    ===========    =============    ============

Basic and diluted loss per share   $     (0.01)   $       (0.00)   $     (0.04)   $       (0.00)
Shares used to compute basic        25,800,000       20,000,000     22,932,222       20,000,000
   and diluted loss per share


                             ADVANCED LUMITECH, INC.
                        ( A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                    Period from
                                                                         Six months ended            inception
                                                                             June 30,            (February 7,1992)
                                                                     ------------------------    through June 30,
                                                                        1999           1998           1999
                                                                     -----------   ---------     -----------------
Operating activities:
Net loss                                                             $ (808,559)   $ (51,886)    $ (2,345,591)
                                                                     ----------    ---------     ------------
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation                                                        7,070        3,998           42,956
      General and administrative expense associated
         stock issued ( Note 7)                                         300,000                       300,000
      Changes in operating assets and liabilities:
         Accounts receivable from affiliated companies                                 3,860
         Prepaid expenses and other current assets                        5,753           30            4,125
         Accounts payable and accrued liabilities                       221,633       (3,097)         373,332
         Accounts payable to affiliated companies                       (24,247)      (2,448)         132,165
                                                                     ----------    ---------     ------------
Net cash used in operating activities                                  (298,350)     (49,543)      (1,493,013)

Investing activities
     Proceeds from disposal of property and equipment                                                  10,216
     Purchase of property and equipment                                 (12,885)      (6,214)         (93,746)
                                                                     ----------    ---------     ------------
Net cash provided by investing activities                               (12,885)      (6,214)         (83,530)

Financing activities
     Net change in bank line of credit                                  (33,514)       8,787          375,127
     Change in notes payable to directors                                30,704       (4,150)         286,513
     Change in note payable to related party                             (4,032)         826           40,034
     Cash received for subscriptions of common stock                                                  723,808
                                                                     ----------    ---------     ------------
Net cash provided by financing activities                                (6,842)       5,463        1,425,482

Effects of changes in foreign exchange rates                            115,445       50,189          156,367
                                                                     ----------    ---------     ------------
Increase (decrease) in cash                                            (202,632)        (105)           5,306
Cash and cash equivalents at beginning of period                        207,938          494
                                                                     ----------    ---------     ------------
Cash and cash equivalents at end of period                           $    5,306    $     389     $      5,306
                                                                     ==========    =========     ============
Supplemental disclosure of cash information:
     Interest paid                                                       14,785       20,662          208,423



                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech"). The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six month period ended June 30, 1999 is not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

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

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. In a reverse acquisition, the historical shareholders' equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per-share information has been presented in the accompanying consolidated financial statements as if recapitalization had occurred as of the first day presented in the financial statements. Accordingly, the accompanying consolidated financial statements and related notes reflect the operations of the Company combined with the operations of Swiss Lumitech from February 7, 1992, the inception date of Swiss Lumitech, to June 30, 1999.

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

4.  COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the six months ended June 30, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                                              PERIOD FROM
                                                                               INCEPTION
                                                                              (FEBRUARY 7,
                                                SIX MONTHS ENDED             1992) THROUGH
                                                    JUNE 30,                    JUNE 30,
                                             1999              1998               1999

Net loss                                  $(808,559)         $(51,886)        $(2,345,591)
Foreign currency translation gain           115,445            50,189             156,367
                                         ---------------------------------------------------

Total comprehensive income (loss)         $(693,114)         $ (1,697)        $(2,501,958)
                                         ===================================================

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

7. EQUITY

At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $25,000 and $10,000 in 1998 and 1999, respectively, and committed to pay an additional $125,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, and the $125,000 were charged to expense in the three months ended March 31, 1999. Accounts payable and accrued expenses at June 30, 1999 include the $125,000.

8. COMMITMENTS

At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company has not reflected the above letter agreement in the consolidated financial statements as of June 30,1999 as the Company anticipates finalizing a definitive Socol agreement during the third quarter of 1999.

9. ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At June 30, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $2,345,591. At June 30, 1999, the Company's current liabilities exceed its current assets by $911,227 and the Company had outstanding advances of approximately $80,000 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

In order to generate awareness and future sales of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of the Company's debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and
administrative office, and hire additional employees.   The Company expects that
it may require up to approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with institutional investors in its effort to obtain financing. The Company has engaged a Geneva, Switzerland based investment company (the "Geneva Advisor") to assist the Company in its efforts to raise between $5.0 million to $10.0 million through a combination of debt or equity securities intended to be offered to institutional and private investors. The Geneva Advisor will be compensated approximately $36,000, plus five percent (5%) of the funds raised in consideration for its services. In addition, the Geneva Advisor will assist the Company in seeking temporary bridge financing of up to $1.0 million, the proceeds of which will be used to fund the Company's operations until it can complete its efforts to raise permanent financing. There can be no assurances that the Company will be able to raise the funds it requires.

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

At June 30, 1999, the Company had not begun commercial marketing and licensing of Brightec and has generated accumulated losses of $ 2,345,591. Also, the Company does not anticipate earning revenues from the sale of Brightec until the third quarter of 1999, at the earliest. The Company's current liabilities exceed its current assets by $ 911,227 and the Company has not secured additional financing to fund its planned operations for 1999. As a result of these factors, the ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.

Results of Operations
Results of Operations for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998:

Revenues:

Due to the Company's change in strategy described above, the Company recorded no revenues during the three and six month periods ended June 30, 1999 and 1998. The Company expects future revenues, if any, to come from the licensing the Luminescence Technology, and more significantly, from the subsequent sale of related luminescent substances and sheets.

Cost of Sales:

Due to the Company's change in strategy described above, the Company recorded no cost of sales during the three and six month periods ended June 30, 1999 and 1998. The Company expects that future gross margins, if any, will result from the sale of Brightec products. Historical results are not indicative of expected future results.

Research and Development Expenses:

Research and development expenses increased $33,755 in the quarter ended June 30, 1999, from $0 in the comparable quarter in1998. Research and development expenses increased $73,099 in the six-month period ended June 30, 1999, from $0 in the comparable period in 1998. The increases in 1999 are due to salaries and supplies related to the development efforts to further develop the luminescence technology and related Brightec products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company develops new products and applications for the products.

Selling and Marketing Expenses:

Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased by $37,830 in the quarter ended June 30, 1999, from $4,699 in the comparable quarter in 1998. Selling and marketing expenses increased by $79,020 in the six-month period ended June 30, 1999, from $7,341 in the comparable period in 1998. The increase in 1999 in selling expenses is primarily attributable to expenses incurred for marketing materials to support the launch of the Brightec brand name. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:

General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased by $84,021 in the quarter ended June 30, 1999, from $4,699 in the comparable quarter in1998. General and administrative expenses increased by $613,203 in the six-month period ended June 30, 1999, from $22,239 in the comparable period in 1998. The increase in expenses in 1999 related primarily to the issuance and expense of 800,000 shares of the Company's common stock, with a value of $300,000, and expense of $125,000, related to an agreement with the co-inventor of the Luminescence Technology and the costs of being a public company. The Company expects that, exclusive of the costs related to the agreement with the co-inventor, general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company. Also, the Company expects to expense approximately $375,000 of patent and patent application costs in the last two quarters of 1999, as discussed under `Liquidity and Capital Resources - Commitments'.

Liquidity and Capital Resources:

Cash and cash equivalents decreased to $5,306 at June 30, 1999 from $207,938 at December 31, 1998.

Net cash used in operating activities in the six months ended June 30, 1999 was $298,350. The net cash used in operating activities during six months ended June 30, 1999 was principally the result of the net loss of $808,559, adjusted for noncash expenses including $300,000 associated with common stock issued and a decrease in and accounts payable to affiliated companies, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities in the six months ended June 30, 1999 was approximately $12,885, consisting of capital expenditures for property and equipment.

Net cash used in financing activities in the six months ended June 30, 1999 was approximately $6,842. The net cash used was primarily the $33,514 decrease in borrowings under the bank line-of-credit.

Net cash used in operating activities in the six months ended June 30, 1998 was $49,543. The net cash used in operating activities during the six months ended June 30, 1998 was principally the result of the net loss of $51,886 adjusted for noncash expenses including depreciation and the changes in certain assets and liabilities.

Ability to Continue as a Going Concern

At June 30, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 2,345,591. The Company's current liabilities exceed its current assets by $ 911,227 at June 30, 1999. Also, at June 30, 1999 the Company exceeded the borrowings available under the line-of-credit with a bank by $80,000, at the June 30, 1999 rate of exchange. As of August 11, 1999 the Company has approximately $2,000 of funds available. The Company believes it has the ability to obtain additional funds from its principal stockholder or by raising additional debt or equity securities as described below. There can be no assurances that the Company will be able to raise the funds it requires.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and administrative office, and
hire additional employees.   The Company expects that it may require up to
approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with institutional investors in its effort to obtain financing.

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

Management believes that it will be successful in raising the necessary financing to fund the Company's operations through the 1999 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

During the third and fourth quarters of 1998, the Company commenced seeking new investors to raise additional financing for the Company. During 1998, the Company received $688,347 in consideration for subscriptions to purchase 1,867,602 shares of common stock. At December 31, 1998, pending the finalization of the Company's equity structure, the shares were not issued. It is expected that the shares will be issued to the investors early in the third quarter of 1999, after the finalization of the Company's equity structure.

Credit Availability

The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $315,000, at the June 30, 1999 rate of exchange. At June 30, 1999 and 1998, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank.

The line-of-credit agreement contains terms and conditions, restricting the Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of- credit agreement. At June 30, 1999, the borrowings under the bank line-of- credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

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

Commitments

At December 31, 1998, the Company and its principal supplier, Socol had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, and (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products. The Company anticipates finalizing a definitive Socol agreement during the third quarter of 1999.

The Company had no material capital expenditure commitments as of June 30, 1999.

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

                           PART II. OTHER INFORMATION


ITEM 6 EXHIBITS

     (a) Exhibits.

     The following exhibits are filed as part of this report:

     EXHIBIT NUMBER                           DESCRIPTION
     --------------                           -----------

          27                                  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED LUMITECH, INC.
Date: August  16, 1999
                              By: /s/ Patrick Planche
                              ----------------------------------------------
                                    President, Chief Executive Officer
                                    Principal Financial Officer

                                INDEX TO EXHIBITS


     EXHIBIT NUMBER                           DESCRIPTION
     --------------                           -----------

           27                                 Financial Data Schedule