Form 10-Q
period 1999-09-30
ADVANCED LUMITECH INC
filed 1999-11-19
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                    FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                       COMMISSION FILE NUMBER 033-55254-27

                          ADVANCED LUMITECH, INC.
              (Exact name of registrant as specified in its charter)



              Nevada                                          87-0438637
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification Number)

36 Avenue Cardinal Mermillod
Carouge, Switzerland                                             1227
(Address of principle executive offices)                     (Zip Code)

                                 41-22-301-0360
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 par value per share, as of November 18, 1999 was 28,799,770.

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

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


Assets                                                              September 30, 1999   December 31, 1998
                                                                    ------------------- -------------------
                                                                    (unaudited)
Current assets:
   Cash and cash equivalents                                                 $   7,848           $ 207,938
   Prepaid expenses and other assets                                             6,397               9,878
                                                                    ------------------- -------------------
Total current assets                                                            14,245             217,816

Property and equipment:
   Office and photographic equipment                                            98,107              60,108
   Less:  Accumulated depreciation                                            (58,839)            (33,599)
                                                                    ------------------- -------------------
                                                                                39,268              26,509
                                                                    =================== ===================
Total assets                                                                 $  53,513           $ 244,325
                                                                    =================== ===================

Liabilities and stockholders' deficit Current liabilities:
   Borrowings under bank line-of-credit                                      $ 390,482           $ 408,641
   Accounts payable and accrued liabilities                                    476,329             151,699
   Accounts payable to affiliated companies                                    133,392             156,412
   Notes payable to related party                                               40,824              44,066
                                                                    ------------------- -------------------
Total current liabilities                                                    1,041,027             760,818

Notes payable to directors                                                     394,406             255,809
                                                                    ------------------- -------------------
Total liabilities                                                            1,435,433           1,016,627

Stockholders' deficit:
   Common stock, $0.001 par value;
     Authorized; 100,000,000 shares
     Issued and outstanding;  27,679,602 and 25,000,000  shares at September 30,
     1999 and December 31, 1998, respectively
                                                                                27,680              25,000
   Additional paid-in capital                                                  342,746              45,426
   Stock subscribed                                                            688,347             688,347
   Stock subscriptions receivable                                             (34,965)            (34,965)
   Deficit accumulated during the development stage                        (2,510,175)         (1,537,032)
   Cumulative translation adjustment                                           104,447              40,922
                                                                    ------------------- -------------------
Total stockholders' deficit                                                (1,381,920)           (772,302)
                                                                    =================== ===================
Total liabilities and stockholders' deficit                                   $ 53,513           $ 244,325
                                                                    =================== ===================

                  See Notes to Unaudited Consolidated Financial Statements

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                                                                     Period from
                                                                                                                      inception
                                     Three months        Three months        Nine months         Nine months     (February 7, 1992)
                                         ended               ended              ended               ended         through September
                                     September 30,       September 30,      September 30,       September 30,            30,
                                         1999                1998                1999               1998                1999
                                  -------------------- ------------------ ------------------- ------------------ -------------------

Sales to third parties            $            -       $                -  $          -       $                - $       814,540
Sales to affiliated company                   -                    -                                       -           203,040
                                  -------------------- ------------------ ------------------- ------------------ -------------------
                                              -                    -                  -                               1,017,580
                                                                                              -

   Cost of sales                              -                    -                                       -          1,005,756
                                  -------------------- ------------------ ------------------- ------------------ -------------------

Gross profit (loss)                           -                    -                  -                   -             11,824

Operating expenses:
Research and development                 36,727                    -            109,826                   -            109,826
Selling and marketing                    72,501               24,134            158,862              43,620            329,189
General and administrative               63,333                    -            698,775                   -          1,841,853
                                  -------------------- ------------------ ------------------- ------------------ -------------------
                                        172,561               24,134            967,463              43,620          2,280,868
                                  -------------------- ------------------ ------------------- ------------------ -------------------

Operating loss                         (172,561)             (24,134)          (967,463)            (43,620)        (2,269,044)
Interest expense, net                     8,229               12,621             24,009              38,581            259,460
                                  ==================== ================== =================== ================== ===================
Net loss                           $   (180,790)        $    (36,755)      $   (991,472)       $    (82,201)      $ (2,528,504)
                                  ==================== ================== =================== ================== ===================


Basis and diluted
   loss per share                 $      (0.00)        $      (0.00)      $      (0.00)             $    (0.00)

Shares used to compute basic and
diluted loss  per share
                                    26,718,916            5,000,000             26,102,939           25,000,000



          See Notes to Unaudited Consolidated Financial Statements

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)







                                                      Nine months       Nine months    Period from inception
                                                         ended             ended        (February 7, 1992)
                                                     September 30,     September 30,   through September 30,
                                                          1999             1998                1999
                                                    ----------------- ---------------- ---------------------

Operating activities
Net loss                                                 $ (991,472)        $(82,201)         $ (2,528,504)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
      Inventory written-off                                        -                -                72,079
     Depreciation                                             20,240            2,698                56,106
     General and administrative expense                                             -               300,000
    associated with stock issued (Note 7)                    300,000

     Changes in operating assets and liabilities:
        Accounts receivable from affiliated                        -            5,330                     -
company
        Prepaid expenses and other current assets              3,481            (487)              (78,476)
        Accounts payable and accrued liabilities             324,630        (164,074)               476,329
        Accounts payable to affiliated companies            (23,020)                                133,392
                                                    ----------------- ---------------- ---------------------
Net cash used in operating activities                      (366,141)        (238,734)           (1,569,074)

Investing activities
   Proceeds from disposal of property and                          -                -                10,216
equipment
   Purchase of property and equipment                       (14,670)         (24,336)              (87,079)
                                                    ----------------- ---------------- ---------------------
Net cash (used in) investing activities                     (14,670)         (24,336)              (76,863)

Financing activities
   Net change in bank line of credit                        (18,159)            7,246               390,482
   Change in notes payable to directors                      138,597                                394,406
   Change in note payable to related party                   (3,242)         (74,380)                40,642
   Cash received for subscriptions of common stock                 -          373,250               723,808
                                                    ----------------- ---------------- ---------------------
Net cash provided by financing activities                    117,196          306,116             1,549,338

Effects of changes in foreign exchange rates                  63,525           14,445               104,447

                                                    ----------------- ---------------- ---------------------
Increase (decrease) in cash                                (200,090)           57,491                 7,848
Cash and cash equivalents at beginning of period             207,938              494                    -
Cash and cash equivalents at end of period                  $  7,848         $ 57,985                $7,848
                                                    ================= ================ =====================





            See Notes to Unaudited Consolidated Financial Statements

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its
wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech"). The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine month periods ended September 30, 1999 is not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

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

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. In a reverse acquisition, the historical shareholders' equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per-share information has been presented in the accompanying consolidated financial statements as if recapitalization had occurred as of the first day presented in the financial statements. Accordingly, the accompanying consolidated financial statements and related notes reflect the operations of the Company combined with the operations of Swiss Lumitech from February 7, 1992, the inception date of Swiss Lumitech, to September 30, 1999.

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

4.       Comprehensive Income
The Company adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from investments by and distributions to stockholders. For the nine months ended September 30, 1999 and 1998, the Company's comprehensive income (loss) was as follows:



                                                                                       Period from inception
                                                             Nine months ended            (February 7, 1992)
                                                               September 30,           through September 30,
                                                          1999              1998                1999
                                                   ---------------- ------------------ --------------------

Net loss                                              $ (991,472)       $ (82,201)         $(2,528,504)

Foreign currency translation gain                         63,525           14,445             104,447

                                                   ---------------- ------------------ --------------------

Total comprehensive loss                              $  927,947        $ (67,756)         $ (2,424,057)
                                                   ---------------- ------------------ --------------------

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

7. Equity
At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $33,694 and $25,000 in 1999 and 1998, respectively, and committed to pay an additional $101,306 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, and the $125,000 were charged to expense in the three months ended March 31, 1999. Accounts payable and accrued expenses at September 30, 1999 include the $101,306.

8.       Commitments
At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and in September 1999, the Company and Socol entered into a definitive agreement in which the Company agreed to issue 2,500,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products, (iii)its agreement to transfer all know how relating to said patent and Brightec products and proprietary information to Lumitech (iv) to provide certain substances at cost and (v) that there is no exclusivity to Socol with regard to the manufacturing of such substances. The Company has not reflected the above letter agreement in the consolidated financial statements as of September 30, 1999 as the shares have not been issued. As such, the Company expects to take a non-cash charge of approximately $1.9 million related to the Socol agreement in the fourth quarter of 1999.

9.       Ability to Continue as a Going Concern
The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At September 30, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $ 2,528,504. At September 30, 1999, the Company's current liabilities exceed its current assets by $ 1,026,782 and the Company had outstanding advances of approximately $78,560 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

In order to generate awareness and future sales of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of the Company's debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and administrative office, and hire additional employees. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company plans to raise approximately $4.5 million in a private placement of its shares and warrants. In November 1999, the Company successfully placed a $375,000 unit of its common stock and warrants to purchase 500,000 shares at $1.00 in the first placement of the $4.5 million. There can be no assurances that the Company will be able to raise the additional funds it requires.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively market and produce Brightec products over the next 12 month period and then upon future profitable operations and the generation of positive operating cash flows or finding additional financing. However, should the Company fail to raise such funds or the Company's line-of-credit is reduced or terminated or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that the Company will be successful in its efforts to raise the additional financing required to support the Company's operations. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities is required.

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

The Company has not commenced commercial marketing and licensing of Brightec, but expects these marketing activities to commence in the latter half of 1999. The Company expects to sell both directly and through distributors. The Company intends to initially launch its operations in the United States, focusing primarily on the pre-printed picture and high-quality ink-jet media markets.

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

At September 30, 1999, the Company had not begun commercial marketing and licensing of Brightec and has generated accumulated losses of $ 2,528,504. The Company's current liabilities exceed its current assets by $ 1,026,782. As a result of these factors, the ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.



Results of Operations
Results of Operations for the three months and nine months ended September 30, 1999 compared to the three and nine months ended September30, 1998:

Revenues:
Due to the Company's change in strategy described above, the Company recorded no revenues during the three and nine month periods ended September 30, 1999 and 1998. The Company expects future revenues, if any, to come from the licensing the Luminescence Technology, and more significantly, from the subsequent sale of related luminescent substances and sheets.

Cost of Sales:
Due to the Company's change in strategy described above, the Company recorded no cost of sales during the three and nine month periods ended September 30, 1999 and 1998. The Company expects that future gross margins, if any, will result from the sale of Brightec products. Historical results are not indicative of expected future results.

Research and Development Expenses:
Research and development expenses increased $36,727 in the quarter ended September 30, 1999, from $0 in the same quarter in 1998. Research and development expenses increased $109,826 in the nine-month period ended September 30, 1999, from $0 in the same period in 1998. The increases in 1999 are primarily due to supplies related to the development efforts to further develop the luminescence technology and related Brightec products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company develops new products and applications for the products.

Selling and Marketing Expenses:
Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased by $48,367 in the quarter ended September 30, 1999, from $24,134 in the same quarter in 1998. Selling and marketing expenses increased by $115,242 in the nine-month period ended September 30, 1999, from $43,620 in the same period in 1998. The increases in 1999 in selling expenses is primarily attributable to the addition of personnel in the U.S. in conjunction with the Company's plan to establish operations in the U.S and expenses incurred for marketing materials to support the launch of the Brightec brand name. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:
General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased by $63,333 in the quarter ended September 30, 1999 from $0 in the same quarter in 1998. General and administrative expenses increased $698,775 in the nine-month period ended September 30, 1999 from $0 in the same period in 1998. The increase in expenses in 1999 related primarily to the issuance and expense of 800,000 shares of the Company's common stock, with a value of $300,000, and expense of $125,000, related to an agreement with the co-inventor of the Luminescence Technology and the costs of being a public company and the addition of personnel in the U.S. in conjunction with the Company's plan to establish operations in the U.S. The Company expects that, exclusive of the costs related to the agreement with the co-inventor, general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company. Also, the Company expects to take a non-cash charge of approximately $1,875,000 in the fourth quarter related to the 2.5 million shares to be issued under the Socol agreement. See Note 8 to the Consolidated Financial Statements - Commitments.

Liquidity and Capital Resources:
Cash and cash equivalents decreased to $7,848 at September 30, 1999 from $207,938 at December 31, 1998. Net cash used in operating activities in the nine months ended September 30, 1999 was $366,141. The net cash used in operating activities during nine months ended September 30, 1999 was principally the result of the net loss of $991,472, adjusted for noncash expenses including $300,000 associated with common stock issued and a decrease in accounts payable to affiliated companies, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in  investing  activities  in the nine months ended  September 30,
 1999 was approximately $14,670, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities in the nine months ended September 30, 1999 was approximately $117,196. The net cash provided of $117,196 was primarily due to an increase in the notes payable to directors.

Ability to Continue as a Going Concern
At September 30, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $2,528,504. The Company's current liabilities exceed its current assets by $ 1,026,782 at September 30, 1999. Also, at September 30, 1999 the Company exceeded the borrowings available under the line-of-credit with a Swiss bank by $78,560, at the September 30, 1999 rate of exchange. As of November 18, 1999 the Company has approximately $ 100,000 of funds available. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. There can be no assurances that the Company will be able to raise the funds it requires.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12 month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and administrative office, and hire additional employees. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12 month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with institutional investors in its effort to obtain additional financing.

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

The Company plans to raise approximately $4.5 million in a private placement of its shares and warrants. In November 1999, the Company successfully placed a $375,000 unit of its common stock and warrants to purchase 500,000 shares at $1.00 in the first placement of the $4.5 million. There can be no assurances that the Company will be able to raise the additional funds it requires. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

Credit Availability
The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $315,000, at the September 30, 1999 rate of exchange. At September 30, 1999 and 1998, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting the Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At September 30, 1999, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

Should the Company's line-of-credit be reduced or terminated, or if the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Commitments
At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and in September 1999, the Company and Socol entered into a definitive agreement in which the Company agreed to issue 2,500,000 shares of its common stock to Socol; and Socol confirmed both (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products, (iii)its agreement to transfer all know how relating to said patent and Brightec products and proprietary information to Lumitech (iv) to provide certain substances at cost and (v) that there is no exclusivity to Socol with regard to the manufacturing of such substances. The Company has not reflected the above letter agreement in the consolidated financial statements as of September 30, 1999 as the agreement has Company anticipates finalizing a definitive Socol agreement during the second or third quarter of 1999.

The Company had no material capital expenditure commitments as of September 30, 1999.

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

                           PART II. OTHER INFORMATION


ITEM 6 EXHIBITS

         (a) Exhibits.

         The following exhibits are filed as part of this report:

         EXHIBIT NUMBER                          DESCRIPTION
         --------------------------           ------------------------

                   27                          Financial Data Schedule

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LUMITECH, INC.
Date: November 19, 1999
                                           By: /s/ Patrick Planche
                                           -----------------------------
                                          President, Chief Executive Officer
                                          Principal Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                              DESCRIPTION
--------------------------            ------------------------

          27                              Financial Data Schedule