Form 10-K405
period 1999-12-31
ADVANCED LUMITECH INC
filed 2000-04-14
CIK 894537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                              ___________________

                 INTEGRATED ANNUAL REPORT TO STOCKHOLDERS AND
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                      Commission file number 033-55254-27

                            ADVANCED LUMITECH, INC.
            (Exact name of registrant as specified in its charter)

           Nevada                                         87-0438637
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification Number)

         1601 Trapelo Road
            Waltham, MA                                      02451
(Address of principle executive offices)                   (Zip Code)

                                 781-890-2200
             (Registrant's telephone number, including area code)

                              ___________________

        Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $.001

                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to
this Form 10-K   X
                ---

     As of March 31, 2000, the market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $ 39,260,259.

     The number of shares of the Registrant's common stock, par value $.001 per share, outstanding as of March 31, 2000 was 32,697,770.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                             ADVANCED LUMITECH, INC.
                                TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.
   Item 1.  Business                                                  1
   Item 2.  Properties                                                4
   Item 3.  Legal Proceedings                                         4
   Item 4.  Submission of Matters to a Vote of Security Holders       4

PART II.
   Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters                                      5
   Item 6.  Selected Financial Data                                   6
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     7
   Item 8.  Financial Statements and Supplementary Data              12
   Item 9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                 25

PART III.
   Item 10. Directors and Executive Officers                         25
   Item 11. Executive Compensation                                   26
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management                                         26
   Item 13. Certain Relationships and Related Transactions

PART IV.
   Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K                                    29

Signatures                                                           31

Note Regarding Forward Looking Statements:

         Any statements contained in this Form 10-K that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish the intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

                                     PART 1

Item 1.   Business

The Company

Advanced Lumitech, Inc. ("ADLU" or "the Company") is a development stage company, which, through its subsidiary, Lumitech SA ("Swiss Lumitech"), has developed and patented a luminescent imaging media (the "Luminescent Product"), which can be used in a variety of products in numerous fields such as safety and signs, consumer electronics and color printing. The Company will market its Luminescence product and related products under the brand name `Brightec'. The Company plans to use only the most advanced and environmentally friendly luminescent materials in its products. Currently, the Company uses a new generation of high yield luminescent material, based on alkaline earth chemistry, which provides significantly greater luminescence than traditional zinc sulphide luminescent material.

The Company will manufacture, market and sell luminescent sheets and substances that are specially designed for state-of-the-art digital printing using pigments with the greatest light intensity. There are various categories and sizes of luminescent sheets, which will permit wide-spread applications in photography, color printing, textiles, decoration and different printing technologies. The luminescent substances are targeted for industrial and commercial applications such as paints, inks and compounds.

During the fourth quarter of 1999, the Company moved its corporate offices to the United States, assembled an executive team, identified preliminary market opportunities and established a sales and distribution network. Although the Company has not commenced commercial manufacturing or marketing of Brightec and has generated no revenues to date, it expects, although there are no assurances, that manufacturing, sales and marketing activities will commence in the second half of 2000. The manufacturing, marketing and selling of Brightec products is dependent upon the Company's successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". As discussed in Note 1 to the Consolidated Financial Statements, these conditions, among others, raise substantial doubts about the Company's ability to continue as a going concern.

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, the Company had no operations of any kind. On August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech, a company founded in Switzerland in 1992, which had developed and patented the Luminescence technology.

For accounting purposes, the acquisition of Swiss Lumitech was treated as a reverse acquisition of the Company by Swiss Lumitech. However, the Company was the legal acquirer and accordingly, the acquisition was effected by the issuance of 4,000,000 newly issued common shares ($ 0.001 par value) of the Company. As a result of this transaction, the shareholders of Swiss Lumitech became majority shareholders of the Company, owning 80% of the Company's then issued 5,000,000 voting common shares. On August 14, 1998, the Company's Board of Directors authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech, Inc. and authorized a five-for-one split of the Company's then issued common stock, increasing the Company's common stock to 25,000,000.

Prior to developing the Luminescence product, Swiss Lumitech's operations consisted of unrelated activities including the publication and marketing of a book written by Swiss Lumitech's co-founders. From that point until its acquisition by the Company, Swiss Lumitech engaged in the development of the Luminescence product and utilized it to develop a range of luminescent watches, which it distributed through an affiliated company, Lumitech BV (the "Netherlands Affiliate").

Strategy
The Company's objective is to become the innovator and worldwide market leader in Luminescence products. The Company's strategy is to generate revenues from the commercial sale of the luminescent products, which will be sold under the brand name "Brightec". The Company's current business strategy is twofold. Initially, the Company expects to market and sell its luminescent sheets in retailing establishments through OEM's and over the internet. The Company expects this to provide short-term revenue to fund the research and development necessary to capitalize on the commercial marketplace.

Sales and Marketing
The Company expects to market its products using both a direct sales and a broker network, who have access to retail channels, that reports to its Vice President of Sales. The Company also intends to sell its product over the internet using sites that are popular with its target markets. Currently, the Company does not have formal arrangements in place with distributors or third parties.

To deliver short-term revenue, the Company plans to capitalize on the rapidly growing ink-jet media market for recreational printing. It believes that its state of the art luminescence technology coupled with the ability of users to customize the product by using their own images will be a successful combination in the area of recreational printing that is being driven by personalization and creativity.

Research and Development
Currently, the Company's development resources are focused on the final stages of commercialization of the luminescent sheets, including product testing and establishment of manufacturing capabilities in the U.S. In 1999, research and development expenses of approximately $674,000 were related to salaries and supplies to further develop the luminescence products and product testing. The Company intends to expend approximately the same amounts in FY 2000 for research and development activities to improve and broaden the Company's Luminescence products. In this regard, the Company expects to establish a laboratory in the U.S. and use its current lab in Switzerland for limited creative research. However, such expenditures are dependent on the Company's ability to successfully raise additional capital, as described in `Management's Discussion and Analysis -Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds and is unable to invest further in research and development, the Company may be unable to develop new products or enter new markets and such inability may have an adverse effect on the Company's results of operations.

In 1999, the Company and Socol SA ("Socol"), a shareholder of the Company, which is a Swiss based private company which had worked with the Company in developing the Luminescence products, entered into a definitive collaboration agreement, the terms of which are set forth in a letter agreement (the "Socol Letter Agreement"). In the Letter Agreement, the Company agreed to issue 2,500,000 shares of its common stock to Socol; and Socol agreed to the following: (i) its agreement to accept such shares in full consideration for Socol's participation and efforts in connection with the Luminescence product, (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence product Patent or proprietary information and know how relating to said patents and Brightec products and (iii) its agreement to transfer all know how relating to said patent and Brightec products and proprietary information to Lumitech. The Company also has a non-exclusive manufacturing agreement with Socol whereby Socol will provide to the Company certain luminescent substances at cost.

Manufacturing
In 1999, the Company decided to outsource its manufacturing to a U.S based coating company. To this end, the Company entered into an agreement for the commercial manufacture of both the fluids and the luminescent sheets used in the manufacturing of the Luminescent Products. During the first half of this calendar year, the "know how" for the manufacture of the Luminescent Products will be transferred from Switzerland to the Company's U.S. based coating manufacturer. Formulation changes required for the scale up will be jointly handled between the two sites. The manufacturing process itself is being designed to allow multiple products to be generated from substantially the same product mix, thus allowing the Company to maintain lower levels of finished goods inventory than otherwise possible. The formulations of the fluids will continue to be provided by Socol. The plan, although there can be no assurances, is to be manufacturing products for sale by the end of the third quarter depending on the Company's ability to successfully raise additional capital, as described in `Management's Discussion and Analysis - Liquidity and Capital Resources'.

Source of Raw Materials
To date, all materials in the Luminescent product have been purchased from third party suppliers through Socol. The Company anticipates that with its move to establish a U.S. based manufacturing process, the Company will assume responsibility for purchases from third parties. All raw materials used in the product are manufactured by leading companies in Europe, Japan and the U.S. The Company, although there can be no assurances, does not anticipate any problems obtaining materials used in the manufacturing process, including the luminescent pigments. The suppliers of these materials have assured the Company that they are capable of meeting the proposed manufacturing schedule and quantities.

Patents
The Company first received a patent for the Luminescence product in France in August 1997 (the "Luminescence Technology Patent"). This patent covered the processes for all types of luminescent pictures (photographic, textile and decoration), as well as the products resulting from the implementation of such processes. The Company received a patent in Singapore in May 1999 and the European patent (including Germany, Austria, Belgium, Denmark, France, Spain, Greece, Ireland, Italy, Netherlands, Portugal, Great Britain, Sweden and Switzerland) has been approved for issuance as well as the patent for Poland. The Company expects that all of these patents will be delivered in the first half of 2000. The Company has also registered applications for the Luminescence Technology Patent in nine other countries including the United States of America, Canada, Brazil, Mexico Turkey, Federation of Russia, Japan, China and Hong Kong. The Company expects successful registration of the Luminescence Technology Patent in those remaining countries to take from six months to five years, depending on the country of application. The life of the Luminescence Technology Patent will vary from country to country, but at a minimum will extend to 2016. The inability to register the Luminescence product Patent in any of the above mentioned countries may have a material adverse effect on the Company's business, financial condition and results of operations.

On March 31, 1999, the Company and the co-inventor of the Luminescence product executed and delivered an agreement amending a prior agreement dated January 26, 1996 (the "Patent Assignment Agreement"). The Patent Assignment Agreement eliminates a requirement in the prior agreement that the Company pay royalties calculated as a percentage of product sales based upon the Luminescence product to the co-inventor and instead provides for the payment to said co-inventor of $160,000, and the issuance to said co-inventor of 800,000 shares of the Company's common stock. With respect to the cash payment obligation, the Company paid the co-inventor $25,000 in 1998 and $53,388 in 1999. The balance is payable from time to time as the Company's liquidity and other commitments permits. The 800,000 shares of the Company's common stock, with a value of $300,000 and the $160,000, payable in cash, were charged to expense in 1999. Accounts payable and accrued expenses at December 31, 1999 include approximately $78,000 of expenses related to the patent assignment agreement.

Seasonality
Although it has not begun to market or sell its Brightec products, the Company does not anticipate any seasonality in its revenues.

Competition
The Company is not aware of any competing product that offers the same features as Brightec. The Company does not intend for Brightec derived products to compete against other potentially cheaper, non-photographic quality products, based on existing zinc sulphide technology. Existing products, however, are manufactured using processes and technologies supported by companies which may have significantly greater resources and have been established and known in the luminescence field for a number of years. Although, such "glow in the dark" products are well known by the consumer and are already well established at certain of the Company's intended sales outlet channels, the Company believes its products are unique and will compete favorably with existing product offerings.

As in any technology industry, there are numerous new technologies being developed in imaging laboratories or by individual inventors, which technologies may render the Company's technology obsolete. The Company is not aware of any such competing technology under development or which has been developed.

Regulation
No government authorization is required to offer the Company's products.

Employees
As of December 31, 1999, the Company had 7 full time employees. As of March 31, 2000, the Company had 6 full time employees. The Company believes its future success will depend in part on its continued ability to recruit and retain highly qualified technical and managerial personnel.

Item 2.   Properties

At December 31, 1999, the Company's only property was its office space located at 36 Avenue Cardinal Mermillod, Carouge, Switzerland. This office is leased under an agreement that allows the Company to terminate the lease at the end of each 12-month period. In conjunction with the Company's plan to launch its operations in the United States, the Company entered into a lease for its corporate office at 1601 Trapelo Road, Waltham, MA in January 2000. The Company currently occupies approximately 2,500 square feet at the Waltham location under the terms of a lease expiring in January 2002, with annual rent of approximately $83,000.

Item 3.   Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

Item 4.   Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

From inception to the date of the acquisition of Swiss Lumitech on August 13, 1998, there was no trading market for the Company's $.001 par value common stock. Since August 13, 1998, the Company's common stock has been traded Over-the-Counter Bulletin Board (US OTC-BB) under the symbol "ADLU".

The following table sets forth, on a per share basis, the range of high and low bid information for the common stock for each quarter since August 13, 1998 and reflect a five-for-one stock split effective August 14, 1998:

                                                                    High        Low
                                                                    ----        ---
         Fourth quarter ended December 31, 1999                   $ 3.75      $ 0.43
         Third quarter ended September 30, 1999                     1.02        0.28
         Second quarter ended June 30, 1999                         0.65        0.24
         First quarter ended March 31, 1999                         1.10        0.06

         Period from August 13, 1998 thru September 30, 1998        1.25        0.25
         Fourth quarter ended December 31, 1998                     1.42        0.56

On March 31, 2000, the reported last sale price of the common stock on the US OTC-BB was $2.44 per share and there were 671 holders of record of common stock.

These price quotations represent prices between dealers and do not include retail mark ups, mark downs or commissions and may not necessarily represent actual transactions. Since its organization, the Company has not paid dividends on its capital stock. The Board of Directors does not contemplate declaring dividends in the near future.

The following securities were sold by the Company during the last three years and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

In March 1999, the Company issued 800,000 shares of its common stock to Jacques-Charles Collet, the co-inventor of the Company's luminescence technology, in exchange for the co-inventor's release of all ownership rights in the technology. These shares were valued at approximately $300,000 based on the last price of the Company's common stock on the date of transfer.

In October 1999, the Company agreed to issue 2,500,000 shares of its common stock to Socol in exchange for the transfer of production processes and know-how to manufacture the Luminescent Products. These shares were valued at $1,875,000.

In November 1999, the Company sold a $375,000 unit of its common stock resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share.

In January 2000, the Company sold a $375,000 unit of its common stock resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share.

The Company relied on Regulation S and Regulation D promulgated under the Securities Act in connection with the security transactions described above.

Item 6.   Selected Consolidated Financial Data

The following selected consolidated financial data for the five years ended December 31, 1999 have been derived from the Company's Consolidated Financial Statements, which have been audited by Ernst & Young LLP. The selected financial data presented below should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which is included elsewhere in this 10-K.

                                                            Fiscal Year Ended December 31,
                                     -------------------------------------------------------------------------
                                           1999           1998           1997          1996          1995
                                           ----           ----           ----          ----          ----
Statement of Operations Data
----------------------------
   Sales                             $        --       $      --    $   148,352      $  54,688      $  91,219
   Net loss                           (4,274,710)       (340,115)      (219,531)      (308,771)      (225,351)
   Basic and diluted
      net loss per share                   (0.16)          (0.02)         (0.01)         (0.01)         (0.01)

Balance Sheet Data
------------------
   Total assets                          537,984         244,325         77,416         60,059        285,069
   Long-term borrowings
(Consists of notes payable to            321,273         255,809        361,476        372,493        295,474
directors and related parties)
    Stockholders' deficit            $(1,031,978)      $(772,302)   $(1,067,637)     $(919,365)     $(735,639)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results

         Any statements contained in this Form 10-K that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish the intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

General
Advanced Lumitech, Inc. ("ADLU" or "the Company") is a development stage company, which, through its subsidiary, Lumitech SA ("Swiss Lumitech"), has developed and patented an exclusive new luminescent imaging media (the "Luminescent product"), which can be used in a variety of products in numerous fields such as safety and signs, consumer electronics and color printing. The Company will market its Luminescence product and related products under the brand name `Brightec'. The Company plans to use only the most advanced and environmentally friendly luminescent materials in its products. Currently, the Company uses a new generation of high yield luminescent material, based on alkaline earth chemistry, which provides significantly greater luminescence than traditional zinc sulphide luminescent material.

The Company will manufacture, market and sell luminescent sheets and substances that are specially designed for state-of-the-art digital printing using pigments with the greatest light intensity. There are various categories and sizes of luminescent sheets, which will permit wide-spread applications in photography, color printing, textiles, decoration and different printing technologies. The luminescent substances are targeted for industrial and commercial applications such as paints, inks and compounds.

During the fourth quarter of 1999, the Company moved its corporate offices to the United States, assembled an executive team, identified preliminary market opportunities and established a sales and distribution network. Although the Company has not commenced commercial manufacturing or marketing of Brightec and has generated no revenues to date, it expects manufacturing, sales and marketing activities to commence in the second half of 2000. The manufacturing, marketing and selling of Brightec products is dependent upon the Company's successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources'. If the Company is unable to successfully raise such funds or market Brightec or manufacture Brightec products, there is substantial doubt as to the Company's ability to continue as a going concern.

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, the Company had no operations of any kind. On August 13, 1998, the Company acquired 100% of the then outstanding common stock of Swiss Lumitech, a company founded in Switzerland in 1992, which had developed and patented the Luminescence Technology.

Prior to developing the Luminescence product, Swiss Lumitech's operations consisted of unrelated activities including the publication and marketing of a book written by Swiss Lumitech's co-founders. From that point until its acquisition by the Company, Swiss Lumitech engaged in the development of the Luminescence product and utilized it to develop a range of luminescent watches, which it distributed through an affiliated company, Lumitech BV (the "Netherlands Affiliate").

For accounting purposes, the acquisition of Swiss Lumitech was treated as a reverse acquisition of the Company by Swiss Lumitech. Accordingly, the following discussion reflects the combined operations of the Company and Swiss Lumitech from the inception date of Swiss Lumitech to December 31, 1999.

The Company's strategy is to generate revenues from the commercial sale of the luminescent sheets and substances, which will be sold under the brand name "Brightec". Initially, the Company will market and sell its luminescent sheets in retailing establishments through OEM's and over the internet. To deliver short-term revenue, the Company plans to capitalize on the rapidly growing ink-jet media market for recreational printing. This will provide a revenue stream to fund the research and development necessary to capitalize on the commercial marketplace. At December 31, 1999, the Company had not begun commercial marketing of Brightec and has accumulated losses of $5,811,742. The Company's current liabilities exceed its current assets by $749,066. The Company is in the process of raising approximately $5.0 million in a private placement of its shares and warrants. At December 31, 1999, the Company had successfully placed a $375,000 unit of its common stock resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. In January 2000, the Company placed the second unit for $375,000 resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. The Company believes it has the ability to complete the $5.0 million private placement, however, there can be no assurances that the Company will be able to raise the funds it requires. As a result of these factors, substantial doubt exists about the ability of the Company to continue to operate as a going concern and cannot be predicted at this time. The Company's ability to continue as a going concern is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.

Results of Operation for Years ended 1999, 1998 and 1997.

Revenues:
The Company had no revenues in 1999 or 1998 due to the change in the Company's operations as described above. During 1997, the Company's revenues and related cost of sales were generated exclusively from sales of Luminescence product watches to the Netherlands Affiliate. The Company expects future revenues, if any, to come from the sale of luminescent substances and sheets.

Gross Profit:
Due to the Company's change in strategy described above, the Company recorded no revenues and therefore no gross profit in 1999 or 1998. For the year ended December 31, 1997, the Company recorded negative gross profit of $75,439, which was due in part to an inventory write-off of approximately $72,000 resulting from the disposal of all Luminescence product watches. The Company expects that future gross margins, if any, will result from the sale of Brightec products. Historical results are not indicative of expected future results.

Research and Development Expenses:
Research and development expenses were $674,332 in 1999. The expenses in 1999 are related to salaries and supplies involved in the development efforts to further develop the luminescence product and related Brightec products and product testing. The Company intends to expend approximately the same funds in FY 2000 for research and development activities to improve and broaden the Company's Luminescence products. In this regard, the Company expects to establish a laboratory in the U.S. and maintain a creative laboratory in Switzerland.

Selling and Marketing Expenses:
Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased $196,307 in 1999 to $266,688 from $70,381 in 1998. Selling and marketing expenses increased $44,366 in 1998 to $70,381 from $26,015 in 1997. The increase in 1999 consists primarily of expenses incurred for marketing materials to support the launch of the Brightec brand name and expenses incurred in connection with establishing a sales and distribution network in the U.S. The increase in 1998 in selling and marketing expenses is primarily attributable to expenses incurred for marketing materials to support the launch of the Brightec brand name. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:
General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased $3,035,833 in 1999 to $3,256,907 from $221,074 in 1998. General and administrative expenses increased $153,899 in 1998 to $221,074 from $67,175 in 1997. The increase in general and administrative expenses in 1999 is due primarily to non-cash charges of $2,175,000 relating to the shares issued to the co-inventor and to Socol for the transfer of technology and know-how and approximately $800,000 in compensation expense related to the issuance of stock and stock options to consultants. The increase in general and administrative expenses in 1998 is primarily due to patent and patent application costs associated with the Company's Luminescence product and the costs of being a public company. The Company expects that, exclusive of the costs related to the agreement with the co-inventor and with Socol, general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company.

Interest Expense
Interest expense incurred on amounts due to related parties and the bank line of credit was $76,783, $48,660 and $50,902 in the years ended December 31, 1999, 1998 and 1997, respectively.

Income Taxes
The Company has fully reserved for the tax benefits of its net operating losses at December 31, 1999 and 1998. At December 31, 1999 and 1998, the Company had federal net operating loss carryforwards of approximately $4.3 million and $0, respectively, which will expire in varying amounts through 2017 and foreign net operating losses of approximately $1.5 million at December 31, 1999 and 1998, which begin to expire in varying amounts through 2006, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization

Liquidity and Capital Resources:
Since inception, the Company has financed its working capital requirements primarily through private sales of its debt and equity securities. The Company has raised, from inception through December 31, 1999, cumulative net cash proceeds from the sale of common stock and exercise of stock options of approximately $1.5 million. The Company's net working capital deficit at December 31, 1999 was $749,066 compared to a deficit of $543,002 in 1998.

Cash and cash equivalents increased to $490,276 at December 31, 1999 from $207,938 at December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 was $677,818. The net cash used in operating activities during the year ended December 31, 1999 was principally the result of the net loss of $4,274,710, adjusted for non cash expenses of approximately $3,068,917 associated with stock based compensation, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities for the year ended December 31, 1999 was approximately $16,707, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities for the year ended December 31, 1999 was approximately $855,746. The net cash provided of $855,746 was primarily the result of cash received in the Company's financing and cash received in the exercise of stock options.

Ability to Continue as a Going Concern
At December 31, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $5,811,742. The Company's current liabilities exceed its current assets by $749,066 at December 31, 1999. Also, at December 31, 1999 the Company exceeded the borrowings available under the line-of-credit with a bank by approximately

$75,000. As of March 31, 2000 the Company has approximately $200,000 of funds available. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. The Company expects that it may require up to approximately $5.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with investors in its effort to obtain additional financing.

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

In November 1999, the Company successfully placed a $375,000 equity unit resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. In January 2000, the Company placed a second unit for $375,000 resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. Management believes that it will be successful in raising the necessary financing to fund the Company's operations through the 2000 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

Credit Availability
The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $300,000, at the December 31, 1999 rate of exchange. At December 31, 1999 and 1998, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At December 31, 1999, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

Should the Company's line-of-credit be reduced or terminated, or if the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. The Company does not believe the bank line-of-credit will be reduced or terminated in the near future and intends to repay it in full during 2000.

Commitments
The Company had no material capital expenditure commitments as of December 31, 1999.

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

Item 8.   Financial Statements and Supplementary Data

                             ADVANCED LUMITECH, INC.
                   Index to Consolidated Financial Statements

                                                                                    Page
                                                                                    ----
Report of Independent Auditors                                                       13

Consolidated Balance Sheets at December 31, 1999 and 1998                            14

Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997 and for the period
     from inception (February 7, 1992) to December 31, 1999                          15

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997 and for the period
     from inception (February 7, 1992) to December 31, 1999                          16

Consolidated Statements of Stockholders' Deficit for the
     years ended December 31, 1999, 1998 and 1997
     and for the period from inception (February 7, 1992)
     to December 31, 1999                                                            17

Notes to Consolidated Financial Statements                                           18

                        Report of Independent Auditors

Board of Directors and Stockholders
Advanced Lumitech, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lumitech, Inc. (a development stage company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 7, 1992) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Lumitech, Inc. (a development stage company) at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (February 7, 1992) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses since inception, has generated an accumulated deficit of $5,811,742 since inception and has a working capital deficit of $749,066 at December 31, 1999. In addition, the Company has limited cash resources and borrowings exceed the line-of-credit established with its bank. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                           /s/ Ernst & Young LLP


Boston, Massachusetts
April 5, 2000

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31, 1999      December 31, 1998
                                                                    -------------------   -------------------
Assets
Current assets:
   Cash and cash equivalents                                             $   490,276          $   207,938
   Prepaid expenses and other assets                                           9,347                9,878
                                                                         -----------          -----------
Total current assets                                                         499,623              217,816

Office and photographic equipment                                             76,815               60,108
Less accumulated depreciation                                                (38,454)             (33,599)
                                                                         -----------          -----------
                                                                              38,361               26,509
                                                                         -----------          -----------
Total assets                                                             $   537,984          $   244,325
                                                                         ===========          ===========

Liabilities and stockholders' deficit
Current liabilities:
   Borrowings under bank line-of-credit                                  $   376,828          $   408,641
   Accounts payable                                                          157,885              101,699
   Accrued liabilities                                                       551,874               50,000
   Accounts payable to affiliated companies                                  120,941              156,412
   Notes payable to related party                                             41,161               44,066
                                                                         -----------          -----------
Total current liabilities                                                  1,248,689              760,818

Notes payable to directors                                                   321,273              255,809
                                                                         -----------          -----------
Total liabilities                                                          1,569,962            1,016,627

Stockholders' deficit:
   Common stock, $0.001 par value;
      100,000,000 shares authorized;
      31,997,770 shares in 1999 and 25,000,000
      shares in 1998 issued and outstanding                                   31,998               25,000
   Additional paid-in capital                                              4,678,775               45,426
   Stock subscriptions receivable                                            (34,965)             (34,965)
   Stock subscribed                                                             --                688,347
   Deferred compensation                                                     (58,083)                --
   Deficit accumulated during the development stage                       (5,811,742)          (1,537,032)
   Cumulative translation adjustment                                         162,039               40,922
                                                                         -----------          -----------
Total stockholders' deficit                                               (1,031,978)            (772,302)
                                                                         -----------          -----------
Total liabilities and stockholders' deficit                              $   537,984          $   244,325
                                                                         ===========          ===========

          See accompanying notes to consolidated financial statements

                            ADVANCED LUMITECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Period from
                                                                                                  inception
                                                                                                 (February 7,
                                                          Year ended                            1992) through
                                                         December 31,                            December 31,
                                  --------------------------------------------------------------------------------
                                         1999                1998                1997                1999
                                  --------------------------------------------------------------------------------
Sales to third parties              $       --          $       --          $       --            $    814,540
Sales to affiliated company                 --                  --               148,352               203,040
                                    ------------------------------------------------------------------------------
                                            --                  --               148,352             1,017,580

   Cost of sales                            --                  --               223,791             1,005,756
                                    ------------------------------------------------------------------------------

Gross profit (loss)                         --                                   (75,439)               11,824

Operating expenses:
Research and development                 674,332                --                  --                 674,332
Selling and marketing                    266,688              70,381              26,015               437,015
General and administrative             3,256,907             221,074              67,175             4,399,985
                                    ------------------------------------------------------------------------------
                                       4,197,927             291,455              93,190             5,511,332
                                    ------------------------------------------------------------------------------

Operating loss                        (4,197,927)           (291,455)           (168,629)           (5,499,508)
Interest expense, net                     76,783              48,660              50,902               312,234
                                    ------------------------------------------------------------------------------
Net loss                            $ (4,274,710)       $   (340,115)       $   (219,531)         $ (5,811,742)
                                    ==============================================================================

Basic and diluted net loss per
  share                             $      (0.16)       $      (0.02)       $      (0.01)
                                    ============        ============        ============

Weighted average number of shares
  used in computation of basic      27,535,735          21,458,000          20,000,000
  and diluted net loss per share    ============        ============        ============



          See accompanying notes to consolidated financial statements

                            ADVANCED LUMITECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Period from
                                                                                                                  inception
                                                                                                             (February 7, 1992)
                                                                           Year Ended                            through
                                                                           December 31,                         December 31,
                                                    ----------------------------------------------------------------------------
                                                           1999               1998               1997               1999
                                                    ----------------------------------------------------------------------------
Operating activities
Net loss                                              $(4,274,710)       $  (340,115)         $  (219,531)      $(5,811,742)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Inventory written-off                                   --                 --                 72,079            72,079
     Depreciation                                           4,855              6,628                4,729            40,722
     General and administrative expense associated
        with stock based charges                        3,068,917               --                   --           3,068,917
     Changes in operating assets and liabilities:
        Accounts receivable from affiliated company          --               66,672              (66,672)             --
        Prepaid expenses and other current assets             531             (7,608)                 186            (9,347)
        Inventory                                            --                 --                (25,811)          (72,079)
        Accounts payable and accrued liabilities          558,060            (76,072)              31,629           709,759
        Accounts payable to affiliated companies          (35,471)           (23,513)             142,612           120,941
                                                      ---------------------------------------------------------------------
Net cash used in operating activities                    (677,818)          (374,008)             (60,779)       (1,880,750)

Investing activities
   Proceeds from disposal of property and equipment          --                 --                   --              10,216
   Purchase of property and equipment                     (16,707)           (25,157)              (7,495)          (89,299)
                                                      ---------------------------------------------------------------------
Net cash used in investing activities                     (16,707)           (25,157)              (7,495)          (79,083)

Financing activities
   Net change in bank line of credit                      (31,813)            32,760                2,408           376,828
   Change in notes payable to directors                    65,464            (66,188)             (10,571)          321,273
   Change in note payable to related party                 (2,905)             4,587                 (446)           41,161
   Cash received for sale of common stock and
     exercise of stock options                            825,000            688,347                 --           1,548,808
                                                      ---------------------------------------------------------------------
Net cash provided by (used in) financing activities       855,746            659,506               (8,609)        2,288,070

Effects of changes in foreign exchange rates              121,117            (52,897)              71,259           162,039
                                                      ---------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          282,338            207,444               (5,624)          490,276
Cash and cash equivalents at beginning of period          207,938                494                6,118              --
                                                      ---------------------------------------------------------------------
Cash and cash equivalents at end of period            $   490,276        $   207,938          $       494       $   490,276
                                                      =====================================================================

Supplemental disclosure of cash flow information:
   Interest paid                                      $    15,514        $    29,854          $    27,320       $   212,152
                                                      ===========        ===========          ===========       ===========

          See accompanying notes to consolidated financial statements

                            ADVANCED LUMITECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                      Additional                Deferred    Stock Sub-  During the
                                                Common Stock           Paid-in       Stock       Compen-    scriptions  Development
                                            Shares       Par Value     Capital     Subscribed    sation     Receivable     Stage
------------------------------------------------------------------------------------------------------------------------------------
Issuance of Stock in February 1992         20,000,000   $    20,000   $  15,461    $        -   $      -    $        -  $        -
Net loss for the period February 7,
1992 to December 31, 1992                           -             -           -             -          -             -     (30,528)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1992               20,000,000        20,000      15,461             -          -             -     (30,528)
Net loss for year                                   -             -           -             -          -             -    (212,727)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1993               20,000,000        20,000      15,461             -          -             -    (243,255)
Net loss for year                                   -             -           -             -          -             -    (200,009)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1994               20,000,000        20,000      15,461             -          -             -    (443,264)
Net loss for year                                   -             -           -             -          -             -    (225,351)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1995               20,000,000        20,000      15,461             -          -             -    (668,615)
Net loss for year                                   -             -           -             -          -             -    (308,771)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1996               20,000,000        20,000      15,461             -          -             -    (977,386)
Unpaid subscriptions for stock                      -             -      34,965             -    (34,965)            -           -
Net loss for year                                   -             -           -             -          -             -    (219,531)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
Balance at December 31, 1997               20,000,000        20,000      50,426             -    (34,965)            -  (1,196,917)
Receipt of subscriptions for 1,867,602
     common shares of stock                         -             -           -             -          -       688,347           -
Issuance of shares in connection with
     acquisition of the Company             5,000,000         5,000      (5,000)            -          -             -           -
                                           ---------------------------------------------------------------------------------------
Net loss for year                                   -             -           -             -          -             -    (340,115)
Foreign currency translation adjustment             -             -           -             -          -             -           -
Comprehensive loss                                  -             -           -             -          -             -           -
                                           ---------------------------------------------------------------------------------------
                                            Accumulated
                                               Other             Total
                                              Compre-        Stockholders'
                                              hensive           Equity
                                            Income(loss)       (Deficit)
-------------------------------------------------------------------------
Issuance of Stock in February 1992         $          -      $     35,461
Net loss for the period February 7,
1992 to December 31, 1992                             -           (30,528)
Foreign currency translation adjustment            (378)             (378)
                                                             ------------
Comprehensive loss                                    -           (30,906)
                                           ------------------------------
Balance at December 31, 1992                       (378)            4,555
Net loss for year                                     -          (212,727)
Foreign currency translation adjustment             (31)              (31)
                                                             ------------
Comprehensive loss                                    -          (212,758)
                                           ------------------------------
Balance at December 31, 1993                       (409)         (208,203)
Net loss for year                                     -          (200,009)
Foreign currency translation adjustment         (34,590)          (34,590)
                                                             ------------
Comprehensive loss                                    -          (234,599)
                                           ------------------------------
Balance at December 31, 1994                    (34,999)         (442,802)
Net loss for year                                     -          (225,351)
Foreign currency translation adjustment         (67,486)          (67,486)
                                                             ------------
Comprehensive loss                                    -          (292,837)
                                           ------------------------------
Balance at December 31, 1995                   (102,485)         (735,639)
Net loss for year                                     -          (308,771)
Foreign currency translation adjustment         125,045           125,045
                                                             ------------
Comprehensive loss                                    -          (183,726)
                                           ------------------------------
Balance at December 31, 1996                     22,560          (919,365)
Unpaid subscriptions for stock                        -                 -
Net loss for year                                     -          (219,531)
Foreign currency translation adjustment          71,259            71,259
                                                             ------------
Comprehensive loss                                               (148,272)
                                           ------------------------------
Balance at December 31, 1997                     93,819        (1,067,637)
Receipt of subscriptions for 1,867,602
     common shares of stock                           -           688,347
Issuance of shares in connection with
     acquisition of the Company                       -                 -
Net loss for year                                     -          (340,115)
Foreign currency translation adjustment         (52,897)          (52,897)
                                                             ------------
Comprehensive loss                                    -          (393,012)
                                           ------------------------------

                                                                                                                        Deficit
                                                                                                                      Accumulated
                                                                      Additional                Deferred  Stock Sub-   During the
                                                Common Stock           Paid-in       Stock       Compen-  scriptions   Development
                                            Shares       Par Value     Capital     Subscribed    sation   Receivable      Stage
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               25,000,000        25,000       45,426      688,347    (34,965)          -    (1,537,032)
Issuance of stock to co-inventor
(March 1999)                                  800,000           800      299,200                                   -
Issuance of stock in exchange for
   consulting services (August 1999)          420,168           420      149,580            -          -           -             -
Obligation for stock issuance in
exchange for technology transfer
(October 1999)                              2,500,000         2,500    1,872,500            -          -           -             -
Issuance of stock in connection with
   1998 subscriptions for 1,877,602
   shares of common stock                   1,877,602         1,878      686,469     (688,347)         -           -             -
Stock options issued to non
   employees (September 1999)                       -             -      802,000            -          -     (58,083)            -
Exercise of options to purchase
   900,000 shares at $0.50 (October -
   December 1999)                             900,000           900      449,100            -          -           -             -
Issuance of stock at $0.75 in
   connection with mezzanine
   financing  (November 1999)                 500,000           500      374,500            -          -           -             -
Net loss for the year                               -             -            -            -          -           -    (4,274,710)
Foreign currency translation adjustment             -             -            -            -          -
Comprehensive loss                                  -             -            -            -          -           -
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               31,997,770   $    31,998  $ 4,678,775   $        -   $(34,965) $  (58,083) $ (5,811,742)
----------------------------------------------------------------------------------------------------------------------------------

                                            Accumulated
                                               Other             Total
                                              Compre-        Stockholders'
                                              hensive           Equity
                                            Income(loss)       (Deficit)
-------------------------------------------------------------------------
Balance at December 31, 1998                    40,922          (772,302)
Issuance of stock to co-inventor
(March 1999)                                                     300,000
Issuance of stock in exchange for
   consulting services (August 1999)                 -           150,000
Obligation for stock issuance in
exchange for technology transfer
(October 1999)                                       -         1,875,000
Issuance of stock in connection with
   1998 subscriptions for 1,877,602
   shares of common stock                            -                 -
Stock options issued to non
   employees (September 1999)                        -           743,917
Exercise of options to purchase
   900,000 shares at $0.50 (October -
   December 1999)                                    -           450,000
Issuance of stock and warrants for cash
   in connection with equity
   financing  (November 1999)                        -           375,000
Net loss for the year                                         (4,274,710)
Foreign currency translation adjustment        121,117           121,117
                                                             -----------
Comprehensive loss                                   -        (4,153,593)
------------------------------------------------------------------------
Balance at December 31, 1999               $   162,039       $(1,031,978)
------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements

                            ADVANCED LUMITECH, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Ability to Continue as a Going Concern
The Company is a development stage company, which, through its subsidiary, Swiss Lumitech, has developed and patented an exclusive new Luminescence product, which can be applied to a variety of objects in numerous applications. The Company will market the Luminescence product and related products under the brand name "Brightec". Although the Company believes it has developed the Brightec products to a marketable form, it has yet to commercially market the Brightec products and generate revenues therefrom.

From the period January 1, 1996 to December 31, 1997, the Company's business strategy was to sell watch dials, on to which the Luminescence product had been applied, to an affiliated company. Effective December 31, 1997, the Company ceased such activities and focused its efforts on further developing the Luminescence product and Brightec products and raising funds to finance its new business strategy. Accordingly, the Company is classified as a development stage company in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises."

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At December 31, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $5,811,742. At December 31, 1999, the Company's current liabilities exceed its current assets by $749,066 and the Company had outstanding advances of approximately $75,000 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. The Company expects that it may require up to approximately $5.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with institutional investors in its effort to obtain additional financing; however, there is no assurance that such financing can be obtained.

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

In November 1999, the Company sold an equity unit consisting of 500,00 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share for cash of $375,000. In January 2000, the Company sold an equity unit consisting of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share for cash of $375,000. Management believes that it will be successful in raising the necessary financing to fund the Company's operations through the 2000 calendar year, however, there can be no assurances that such financing can be obtained. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

2.  Restatement of 1999 Third Quarter Results of Operations
During the fourth quarter of 1999, the Company recorded a non cash charge of $893,917 for compensation expense associated with options and common stock granted to consultants, which principally vested upon grant in the third quarter ended September 30, 1999. A summary of the impact of such restatement for the three and nine-months ended September 30, 1999 is as follows:

                                         Three months ended         Nine months ended
                                         September 30, 1999        September 30, 1999
                                       ----------------------     ---------------------
                                       Previously       As        Previously       As
                                        Reported     Restated      Reported    Restated
                                       ----------------------     ---------------------
            Operating loss            $  172,561   $1,066,478   $  967,463   $1,861,380

            Net loss                  $  180,790   $1,074,707   $  991,472   $1,885,389

            Basic and diluted
            loss per share            $     0.00   $     0.04   $     0.04   $     0.07

3.  Summary of Significant Accounting Policies
Basis of Presentation: The accompanying consolidated financial statements include the accounts of Advanced Lumitech, Inc. and its wholly owned subsidiary, Lumitech SA. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For accounting purposes, the acquisition of Swiss Lumitech was treated as a purchase (reverse acquisition) of the Company by Swiss Lumitech. In a reverse acquisition, the historical shareholders' equity of the acquiror prior to the merger is retroactively restated (a recapitalization) for the equivalent number of shares received in the merger after giving effect to any difference in par value of the issuers and acquirer's stock by an offset to paid in capital. All share and per-share information has been presented in the accompanying consolidated financial statements as if recapitalization had occurred as of the first day presented in the financial statements. Accordingly, the accompanying consolidated financial statements and related notes reflect the operations of the Company combined with the operations of Swiss Lumitech from February 7, 1992, the inception date of Swiss Lumitech, to December 31, 1999.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents: All short-term investments which have an original maturity of 90 days or less, and are valued at cost plus accrued interest which approximates market, are considered to be cash equivalents.

Revenue Recognition: The Company recognizes revenue upon product shipment or when title passes.

Concentrations of Credit Risk: Credit risk results from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. Financial instruments that potentially subject the

Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its available cash with high quality financial institutions to mitigate the risk of material loss in this regard. Accordingly, management believes the likelihood of incurring material losses due to concentration of credit risk is remote.

Office and Photographic Equipment: Office and photographic equipment are stated at cost, less accumulated depreciation, which is computed using the straight-line method over the estimated useful life of the related assets, which the Company has determined to be five years.

Foreign Currency: From inception to date, the Company's revenues and expenses have been generated and incurred by Swiss Lumitech, which operates within Switzerland. Accordingly, the functional currency of the Company is the Swiss Franc. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included as a component of comprehensive loss. Such realized gains and losses have not been material to date.

Income Taxes: Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on available evidence, it is more likely than not that some or all to the deferred assets will not be realized.

Patent and Patent Applications: The Company capitalizes patent and patent application costs as incurred, if recoverability is reasonably assured. Such costs were $169,531 for the year ended December 31, 1999 and $216,535 for the period from February 7, 1992 to December 31, 1999. These costs have been expensed due to the uncertainty as to recoverability.

Stock Splits: On August 14, 1998, the Company's Board of Directors approved a 5-for-1 stock split of the Company's issued and outstanding common shares (the "Stock Split"). Accordingly, the Company's then issued and outstanding share capital of 5,000,000 shares was increased to 25,000,000. All share and per share information have been retroactively restated to reflect the stock split.

Earnings Per Share: Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For purposes of computing diluted earnings per share the denominator includes both the weighted-average shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, if any. There is no difference between basic and diluted net loss per share for the Company, since it has incurred losses since inception.

Segment Information: Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. If also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented in the consolidated financial statements, the Company has operated in only one operating segment - Luminescence product development. Long-lived assets are principally located in Switzerland.

Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based employee compensation plans, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation," as this alternative requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, since the exercise price of options granted to employees under these plans equals the market price of the underlying stock on the date of grant, no compensation expense is recognized for such grants. Stock-based compensation represents the cost, based on SFAS 123, of granting options to consultants in 1999, measured under variable plan accounting and recognized over the vesting period of the options. The Company recognized compensation expense of $743,917 in 1999 and has $58,083 of unamortized deferred compensation at December 31, 1999. Under variable plan accounting, the value of unvested options will be re-measured and recognized in income at each reporting date until vesting occurs.

4.   New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective in 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

5.   Related Party Transactions
The balance sheet classification "Accounts payable to affiliated companies" includes amounts owed to a Netherlands company whose principal shareholder is a shareholder of the Company (the "Netherlands Affiliate") for the repurchase of certain licenses granted by the Company to the Netherlands Affiliate for the use and exploitation of the Company's Luminescence product (the "Netherlands Affiliate Product Rights"). In addition, at December 31, 1997, accounts payable to affiliated companies include amounts owed to a separate entity ("Lumicorp") controlled by the Company's directors, for the repurchase of certain other rights relating to the Luminescence product (the "Lumicorp Product Rights"), which the Company had previously sold or licensed to these entities. At December 31, 1998, the Company had informally agreed to repurchase the Netherlands Affiliate Product Rights at the equivalent amount the Netherlands Affiliate had paid to acquire them, plus an additional $70,000 for costs and expenses the Netherlands Affiliate paid or incurred in the development of processes, products and markets. The Company repurchased the Lumicorp Product Rights during 1998 for the equivalent amount Lumicorp previously paid to acquire them. The decision to repurchase the Product Rights was a direct result of the change in the Company's strategy, as discussed in Note 1.

During 1999, the Company entered into a technology transfer agreement with Socol S.A. ("Socol"), whose major shareholder is a shareholder of the Company. This agreement, which is effective October 1999, provides for the transfer of production processes and know how developed by Socol using the Lumicorp Products rights to the Company in exchange for an obligation to issue 2.5 million shares of common stock with a value of $1,875,000. As of December 31, 1999, and from the effective date of October 30, 1999, the 2.5 million shares have been reflected in the accompanying financial statements as outstanding. The shares were issued in February 2000. The value of the shares has been expensed due to the uncertainty of the Company's ability to develop production capabilities and produce product on a commercially viable basis.

The balance sheet classification "Note payable to related party" represents amounts owed to a director of one of the Company's former significant suppliers. The note has no stated maturity and has an interest rate of 7%. The borrowings under this note payable are not secured.

The balance sheet classification "Notes payable to directors" represents amounts owed to the Company's directors, pursuant to three separate agreements (the "Director's Note Agreements"). The Director's Note Agreements have no stated maturity and have an interest rate of 7%. The borrowings under the Director's Note Agreements are not secured, and the note holders have agreed not to require payment in cash before January 1, 2001.

6.   Income Taxes
The Company has fully reserved for the tax benefits of its net operating losses at December 31, 1999 and 1998 because of uncertainty about realization. At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $4.3 million which will expire in varying amounts through 2017 and foreign net operating losses of approximately $1.5 million at December 31, 1999 which begin to expire in varying amounts through 2006, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

7.   Line of Credit
The Company, through Swiss Lumitech, has a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $300,000, at the December 31, 1999 rate of exchange. At December 31, 1999, the Company had exceeded such borrowing limit by approximately $75,000. However, the bank granted a temporary extension, with no stated expiration date, to exceed the limit by the bank. The line-of-credit agreement contains terms and conditions, restricting the Swiss Lumitech's ability to pledge its assets as security for other borrowings and requiring the payment of interest each quarter. In addition, all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At December 31, 1999, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to the amount available under the line of credit by a relative of certain directors.

8.   Accrued Expenses
At December 31, 1999 and 1998, accrued expenses consists of the following:

                                                   December 31,
                                                1999         1998
                                            ------------------------

          Selling and marketing expenses     $391,329      $ 25,000
          Professional fees                    70,000        25,000
          Employee related costs               53,770            --
          Other                                36,775            --
                                             --------      --------
                                             $551,874      $ 50,000
                                             ========      ========


9.   Common Stock
At December 31, 1998, the Company and the co-inventor of the Luminescence product had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence product, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $10,000 and $25,000 in 1999 and 1998, respectively, and committed to pay an additional $125,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, and the $125,000 were charged to expense in the three months ended March 31, 1999. Accounts payable and accrued expenses at December 31, 1999 include the $78,000 of expenses related to the patent assignment agreement.

During 1999, the Company issued 2.5 million shares of common stock to Socol (see
Note 5) valued at $1,875,000 in connection with a technology transfer agreement for production processes and know how. In 1999, the Company also issued 420,168 shares of common stock valued at $150,000 and options to purchase 2.1 million shares of common stock valued at $802,000 to various consultants for services.

In November 1999, the Company sold an equity unit consisting of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share for cash of $375,000. In January 2000, the Company sold an equity unit consisting of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of common stock at $1.00 per share for cash of $375,000.

10.   Stock Options
Stock Option Plan. On September 10, 1999, the Board of Directors adopted the 1999 Stock Option/Stock Issuance Plan (the "Plan"). Pursuant to the Plan, options to purchase up to 5,000,000 shares of Common Stock were reserved for issuance to employees and consultants of the Company. Options granted under the Plan may be either Incentive Stock Options or Non-Qualified Stock Options for purposes of federal income tax law. Options are generally subject to vesting over a period of five years from the date of grant and are exercisable only to the extent vested from time to time. The selection of individuals to receive awards of options under the Plan and the amount and terms of such awards may be determined by the Board of Directors of the Company.

Option activity during 1999 was as follows:

                                                         Weighted Avg.
                                                        Exercise price          Number
                                                           Per share           of Shares
                                                        --------------        -----------
Options granted                                            $  0.74              3,850,000
Options exercised                                             0.50               (900,000)
Options canceled                                              1.00               (150,000)
                                                                                ---------
Options outstanding at December 31, 1999                      0.80              2,800,000
                                                                                ---------
Shares reserved for future grants                                               1,300,000
                                                                                ---------
Options exercisable at December 31, 1999                      0.50              1,100,000
                                                                                ---------

The weighted-average fair value of options granted during fiscal year 1999 was $0.73.

Pursuant to the requirements of SFAS 123, pro forma net loss and basic and diluted net loss per share for fiscal 1999 were not materially different from the reported loss per share and the reported basic and diluted loss per share. Options exercisable of 1.1 million, held by a consultant, have been excluded from the calculation as they have been reflected in compensation expense.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal year 1999; risk-free interest rate of 6%; no dividend yield; the volatility factor of the expected market price of the Company's common stock of 250% and a weighted average expected life of the options of 4 years.

The Company has 8.0 million shares of common stock reserved at December 31, 1999 for the exercise of stock options, commitments to issue common stock and warrants at December 31, 1999.

11.   Commitments
The Company leases office space in Switzerland and the United States under operating leases. The Swiss lease is cancelable at the end of each 12-month period ending December. At December 31, 1999, lease commitments under this agreement amounted to $11,881. The U.S. lease expires in January 2002 and requires annual rent of $83,000. Future lease commitments are as follows:

Year ending December 31, 2000            $83,000
                         2001             83,000
                         2002             83,000

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

                                    Part III

Item 10   Directors and Executive Officers of the Registrant

The positions held by each Director and Officer of the Company as of March 31, 2000 are stated below:

          Name                                       Age           Position with the Company
          ----                                       ---           -------------------------
Patrick Planche  ..........................          36            Chief Executive Officer, President,
                                                                      Treasurer and Director

Francois Planche ..........................          43            Secretary and Director

Jose Canales la Rosa.......................          43            Director

     Mr. Patrick Planche has been Chief Executive Officer, President and a director of the Company since August 1998. He is the President, a director and co-founder of the Company's wholly owned subsidiary, Lumitech S.A. which was organized in 1992 under the name OTWD On Time Diffusion S.A. Swiss Lumitech was engaged in the international publication and distribution of the book A Guide to Swatchwatches, before redirecting its activities in 1993 to the field of photoluminescence and graphic arts. Patrick Planche is the brother of Francois Planche.

     Mr. Francois Planche has been secretary and a director of the Company since August 1998; and is a director and co-founder of the Company's wholly owned subsidiary, Swiss Lumitech. He is the author of the reference book, A Guide to Swatchwatches, which was published and distributed by Swiss Lumitech prior to its change in strategic direction in 1993 to the field of photoluminescence and graphic arts. Francois Planche is the brother of Patrick Planche.

     Mr. Jose Canales la Rosa has been a director of the Company since August 1998; and, since 1997 has collaborated with Swiss Lumitech in the development of luminescent pictures for textiles, as well as the industrialization of manufacturing processes for luminescent printing sheets. Since 1987, Mr. Canales has been a co-director of Widemax B.V. (Holland), a leading company in the manufacture of textiles.

     All directors are elected each year at the annual meeting of shareholders. All officers are elected at the first meeting of the Board following the annual meeting of shareholders and hold office for one year.

Compensation Committee Report on Executive Compensation

The Board of Directors of the Company has not constituted a Compensation Committee from its members and accordingly the following is the report of the entire Board of Directors. The Board is responsible for reviewing the compensation of the executive officers of the Company.

Compensation Philosophy. The Company has not developed a formal plan for the compensation management, as its primary focus, and application of working capital, is the development of its products and markets. In structuring any compensation program for management, however, the Board of Directors will seek to establish compensation policies that provide management with a performance incentive, and that align the interests of senior management with stockholder interests. Such program will include salary and annual incentives as its basic components and, in establishing the total amount and mix of these components of compensation, the Board expects to consider the past performance and anticipated future contribution of each executive officer.

Salary. The salaries of the executive officers (including the Chief Executive Officer) are reviewed annually by the Board of Directors. The Board has not considered compensation levels for comparable positions at similar companies in determining compensation levels for management. Instead, compensation levels for executive officers have been based on the Board's assessment of the Company's liquidity and corresponding ability to compensate its executive officers at any level.

Annual Incentives. The Board historically has never approved or, thus far, even considered an executive incentive plan which would provide executive officers (including the Chief Executive Officer) with the opportunity to earn specified percentages of their base salary based upon targeted financial goals or the achievement of individual objectives and a subjective assessment of the executive's performance. There were no incentive awards or bonuses paid in the 1999 fiscal year.

Compensation of the Chief Executive Officer. Mr. Patrick Planche's salary for fiscal 1999 was determined by the Board based upon the Company's working capital limitations, and was not intended to reflect the Board's view of his value to the Company.

Item 11   Executive Compensation

Director Compensation
---------------------
The Company does not currently pay cash compensation to its directors.

Executive Compensation
----------------------
The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 1999, 1998 and 1997 to the Chief Executive Officer.

Name and Position             Year       Salary      Bonus    Other
-----------------             ----       ------      -----    -----

Patrick Planche               1999      $ 7,500        $0       $0
 Chief Executive Officer      1998       14,000         0        0
 President and Treasurer      1997        8,000         0        0


Compensation of Executive Officers: There are no employment contracts or agreements in effect for any officer of the Company. The compensation for executive officers is reviewed annually. The Board has not considered compensation levels for comparable positions at similar companies in determining compensation levels for management. Instead, compensation levels for executive officers have been based on the Board's assessment of the Company's liquidity and corresponding ability to compensate its executive officers at any level.

Item 12    Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding the Company's Common Stock owned as of December 31, 1999 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (ii) each of the Company's directors, (iii) the Chief Executive Officer and each of the other individuals named in the Summary Compensation Table (hereinafter referred to as the "Named Executive Officers") and (iv) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares or Common Stock indicated.

                                                                     Number of Shares Beneficially
Directors and Named Executive Officers                              Owned                      Percent
--------------------------------------                              -----                      -------
Patrick Planche
   17A Mocassin Path
   South Natick, MA                                                7,283,750                     22.8%

Francois Planche
   36 Avenue Cardinal-Mermillod,
   1227 Courage, Switzerland                                       7,283,750                     22.8%

Jose Canales la Rosa
   Oostrikkerdijk 21 A
   5595 SC Leende
   The Netherlands                                                 2,040,000                      6.4%

All executives officers and directors as a group (3 persons)      16,607,500                     51.9%

Additional 5% Stockholders

Holding Canales B.V. (1)
   Oostrikkerdijk 21A
   5595 SC Leende
   The Netherlands                                                 4,000,000                     12.5%

Mexor B.V. (1)
   Spaarpot 5
   5667 KV Geldrop
   The Netherlands                                                 1,960,000                      6.1%

Orfedor S.A. (1)
   23 Rue du Maillard
   Senia 410
   94567 Rungis Cedex
   France                                                          1,960,000                      6.1%

Dikran Meguerditch Gabrache (1)
  23 Rue du Maillard
   Senia 410
   94567 Rungis Cedex
   France                                                          1,764,000                      5.5%

Socol
   Rue du Lac 24
   1020 Renens
   Switzerland                                                     2,500,000                      7.8%

   (1) As reported in, and based solely upon, a Schedule 13D, filed with the Securities and Exchange Commission on April 26, 1999, by Holding Canales B.V. and others (the "Canales Schedule 13D"). According to the Canales
        Schedule 13D, of the 4,000,000 shares of the Company's common stock owned by Holding Canales B.V., (the "Holding Canales Shares"), (i) Holding Canales B.V. beneficially owns all 4,000,000 of the Holding Canales Shares, (ii) Jose Canales la Rosa beneficially owns 2,040,000 of the Holding Canales Shares, (iii) Mexor B.V. beneficially owns 1,960,000 of the Holding Canales Shares, (iv) Orfedor S.A. beneficially owns 1,960,000 of the Holding Canales Shares, and (v) Dikran Meguerditch Gabrache beneficially owns 1,764,000 of the Holding Canales Shares. In each case, the beneficial owner listed above shares voting and dispositive power over such shares.

Item 13.  Certain Relationships and Related Transactions

At December 31, 1998, a company controlled by Jose Canales la Rosa ("Canales"), one of the Company's directors, had agreed to terminate and cancel a license arrangement dated June 30, 1997 pursuant to which the he had obtained an exclusive license to use and exploit the Company's luminescence technology in a territory comprised of the European countries. Pursuant to said informal agreement, the Company agreed to the payment of $170,000 to Canales of which $70,000 was reimbursement for costs and expenses it paid or incurred in the development of processes, products and markets. By agreement dated March 31, 1999, Canales formally agreed to the termination of its exclusive license in consideration for which the Company confirmed its agreement to pay $70,000 in reimbursement of the costs and expenses of Canales, and further agreed to repay Canales the $100,000 paid by the him to the Company in 1997. Said agreement contemplates the payment for such amounts, without interest, at any time on or before March 31, 2004.

During 1999, the Company entered into a technology transfer agreement with Socol S.A. ("Socol") whose major shareholder is a shareholder of the Company, in which production processes and know how developed by Socol using the Lumicorp Products rights was acquired in exchange for an obligation to issue 2.5 million shares of common stock with a value of $1,875,000.

At December 31, 1999, the Company has amounts owed to two of the Company's directors, Francois Planche and Jose Canales la Rosa in the amounts of $115,000 and $166,500, respectively, pursuant to two separate agreements (the "Director's Note Agreements"). The Director's Note Agreements have no stated maturity and have an interest rate of 7%. The borrowings under the Director's Note Agreements are not secured, and the note holders have agreed not to require payment in cash before January 1, 2001.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)    1.  Financial Statements

   The financial statements are listed under Part II, Item 8 of this Report.

       2.  Financial Statement Schedules

   None.

       3.  Exhibits

    The exhibits are listed below under Part IV, Item 14(c) of this Report.

(B)    Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(C)    Exhibits

         The following exhibits are filed as part of this report:

         EXHIBIT NUMBER      DESCRIPTION
         --------------      -----------

             3.1 Articles of Incorporation of Advanced Lumitech, Inc. and all amendments and modifications thereto, filed with the Secretary of State of the State of Nevada as of March 29, 1999 (filed as Exhibit 3.1 to the Company's 1998 Form 10-K).

             3.2             By-laws of Advanced Lumitech, Inc. (filed as
                             Exhibit 3.2 to the Company's 1998 Form 10-K).

             4 Specimen Certificate representing the Company's Common Stock (filed as Exhibit 4 to the Company's 1998 Form 10-K).

             10.1 Merger Agreement dated as of August 12, 1998, by and among the company, Lumitech, S.A. and Patrick Planche, pursuant to which the Company acquired 100% of the issued and outstanding shares of the common stock of Lumitech, S.A. (filed as Exhibit
                             10.1 to the Company's 1998 Form 10-K)

             10.2 Patent Assignment Agreement respecting the Company's luminescence technology dates as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collett and Lumitech S.A. (formerly known as OTWD On Time Diffusion S.A.) (Filed as Exhibit 10.2 to the Company's 1998 Form 10-K)

             10.3 Agreement dated as of March 31, 1999, between Lumitech, S.A. and Luminescent Europe Technologies B.V. (the "Netherlands Affiliate"), providing for the termination for all rights and interests of the Netherlands Affiliate with respect to the Company's luminescence technology (filed as Exhibit 10.3 to the Company's 1998 Form 10-K).

          10.4 Socol Agreement dated as of March 31, 1999, between the Company and Socol S.A., pursuant to which Socol disclaims any interest in the Company's Luminescence product technology (filed as Exhibit 10.4 to the Company's 1998 Form 10-K).

          10.5 Credit Agreement dates as of August 6, 1997, as amended on September 9, 1998, between Lumitech, S.A. and Credit Suisse (filed as Exhibit 10.5 to the Company's 1998 Form 10-K).

          10.6 Agreement dated as of December 28, 1998, between Lumitech, S.A. and Lumi Corp., providing for the termination of all rights and interests of Lumi Corp. with respect to the Company's luminescence technology (filed as Exhibit 10.6 to the Company's 1998 Form 10-K).

          10.7 Lease by and between Boston Properties Limited Partnership and Advanced Lumitech, Inc. for corporate office space in Waltham, MA. (filed herewith)

          10.8     Subscription Agreement (filed herewith)

          10.9     Warrant Agreement (filed herewith)

          23.1     Consent of Independent Auditors (filed herewith)

          25       List of Subsidiaries

          27       Financial Data Schedule (filed herewith)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED LUMITECH, INC.


Date: April 14, 2000                      /s/ Patrick Planche
                                          -------------------------------------
                                          Patrick Planche
                                          Principal  Executive, Financial and
                                          Accounting Officer

Date: April 14, 2000                      /s/ Francois Planche
                                          -------------------------------------
                                          Francois Planche
                                          Director

Date: April 14, 2000                      /s/ Jose Canales la Rosa
                                          -------------------------------------
                                          Jose Canales la Rosa
                                          Director