Form 10-K405/A
period 1999-12-31
ADVANCED LUMITECH INC
filed 2000-05-17
CIK 894537

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                              ___________________

                 INTEGRATED ANNUAL REPORT TO STOCKHOLDERS AND
                                  FORM 10-K/A

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

On March 31, 1999, the Company and the co-inventor of the Luminescence product executed and delivered an agreement amending a prior agreement dated January 26, 1996 (the "Patent Assignment Agreement"). The Patent Assignment Agreement eliminates a requirement in the prior agreement that the Company pay royalties calculated as a percentage of product sales based upon the Luminescence product to the co-inventor and instead provides for the payment to said co-inventor of $160,000, and the issuance to said co-inventor of 800,000 shares of the Company's common stock. With respect to the cash payment obligation, the Company paid the co-inventor $25,000 in 1998 and $57,000 in 1999. The balance is payable from time to time as the Company's liquidity and other commitments permits. The 800,000 shares of the Company's common stock, with a value of $300,000 and the $160,000, payable in cash, were charged to expense in 1999. Accounts payable and accrued expenses at December 31, 1999 include approximately $78,000 of expenses related to the patent assignment agreement.

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

Ability to Continue as a Going Concern
At December 31, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $5,811,742. The Company's current liabilities exceed its current assets by $749,066 at December 31, 1999. Also, at December 31, 1999 the Company exceeded the borrowings available under the line-of-credit with a bank by approximately

$75,000. In addition, at December 31, 1999, Swiss Lumitech was not in compliance with certain statutory capital requirements under Swiss law. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. As of March 31, 2000 the Company has approximately $200,000 of funds available. These conditions raise substantial doubts about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At December 31, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $5,811,742. At December 31, 1999, the Company's current liabilities exceed its current assets by $749,066 and the Company had outstanding advances of approximately $75,000 above the limit available to it under its line-of-credit arrangements with a Swiss bank. In addition, at December 31, 1999, Swiss Lumitech was not in compliance with certain statutory capital requirements under Swiss law. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition.

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

6.   Income Taxes
The Company has fully reserved for the tax benefits of its net operating losses at December 31, 1999 because of uncertainty about realization. At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $4.3 million which will expire in varying amounts through 2017 and foreign net operating losses of approximately $1.5 million at December 31, 1999 which begin to expire in varying amounts through 2006, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

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
                                             ========      ========


9.   Common Stock
At December 31, 1998, the Company and the co-inventor of the Luminescence product had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence product, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) agreed to a cash payment of $160,000 of which the Company has paid the co-inventor $57,000 and $25,000 in 1999 and 1998, respectively, and committed to pay an additional $78,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, and the $125,000 were charged to expense in the three months ended March 31, 1999. Accounts payable and accrued expenses at December 31, 1999 include the $78,000 of expenses related to the patent assignment agreement.

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

                                          ADVANCED LUMITECH, INC.


Date: May 16, 2000                        /s/ Patrick Planche
                                          -------------------------------------
                                          Patrick Planche
                                          Principal  Executive, Financial and
                                          Accounting Officer

Date: May 16, 2000                        /s/ Francois Planche
                                          -------------------------------------
                                          Francois Planche
                                          Director

Date: May 16, 2000                        /s/ Jose Canales la Rosa
                                          -------------------------------------
                                          Jose Canales la Rosa
                                          Director