Form 10-Q
period 2000-03-31
ADVANCED LUMITECH INC
filed 2000-05-24
CIK 894537

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20459

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                     FOR THE QUARTER ENDED MARCH 31, 2000

                      COMMISSION FILE NUMBER 033-55254-27

                            ADVANCED LUMITECH, INC.
            (Exact name of registrant as specified in its charter)



           Nevada                                      87-0438637
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                   Identification Number)

      1601 Trapelo Road
         Waltham, MA                                      02451
(Address of principle executive                         (Zip Code)
          offices)

                                 781-890-2200
             (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 par value per share, as of May 17, 2000 was 32,697,770.

                            ADVANCED LUMITECH, INC.
                               TABLE OF CONTENTS


                                                           Page
PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                                3
  CONSOLIDATED STATEMENTS OF OPERATIONS                      4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                      5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE
 ABOUT MARKET RISK                                           15


PART II. OTHER INFORMATION

ITEM 6 EXHIBITS                                              16

SIGNATURES                                                   17

EXHIBIT INDEX                                                18

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                                         March 31,           December 31,
                                                                           2000                 1999
                                                                    ---------------------------------------
                                                                         (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                          $        270,695   $         490,276
   Prepaid expenses and other assets                                            10,815               9,347
                                                                    ---------------------------------------
Total current assets                                                           281,510             499,623

Property and equipment:
   Office and photographic equipment                                           100,727              76,815
   Less:  accumulated depreciation                                             (40,598)            (38,454)
                                                                    ---------------------------------------
                                                                                60,129              38,361
Other assets                                                                     7,983                   -
                                                                    ---------------------------------------
Total assets                                                          $        349,622    $        537,984
                                                                    =======================================

Liabilities and stockholders' deficit
Current liabilities:
   Borrowings under bank line-of-credit                               $        269,695    $        376,828
   Accounts payable                                                            190,194             231,470
   Accrued liabilities                                                         184,714             362,636
   Accounts payable to affiliated companies                                    214,640             236,594
   Notes payable to related party                                               39,482              41,161
                                                                    ---------------------------------------
Total current liabilities                                                      898,725           1,248,689

Notes payable to directors                                                     200,116             321,273
                                                                    ---------------------------------------
Total liabilities                                                            1,098,841           1,569,962

Stockholders' deficit:
   Common stock, $0.001 par value;
     100,000,000 shares authorized; 32,697,770 shares
     in 2000 and 31,997,770 shares in 1999 issued
     and outstanding                                                            32,698              31,998
   Additional paid-in capital                                                5,365,575           4,678,775
   Stock subscriptions receivable                                              (34,965)            (34,965)
   Deferred compensation                                                       (37,608)            (58,083)
   Deficit accumulated during the development stage                         (6,282,786)         (5,811,742)
   Cumulative translation adjustment                                           207,867             162,039
                                                                    ---------------------------------------
Total stockholders' deficit                                                   (749,219)         (1,031,978)
                                                                    ---------------------------------------
Total liabilities and stockholders' deficit                           $        349,622    $        537,984
                                                                    =======================================

           See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Three months                 Three months
                                                          ended                        ended
                                                         March 31,                   March 31,
                                                           2000                         1999
                                                  --------------------------------------------------
Operating expenses:
Research and development                           $    44,253              $      39,344
Selling and marketing                                   64,546                     43,832
General and administrative                             349,837                    538,152
                                                  --------------------------------------------------
                                                       458,636                    621,328
                                                  --------------------------------------------------

Operating loss                                        (458,636)                  (621,328)
Interest expense                                       (12,408)                    (7,983)
                                                  --------------------------------------------------
Net loss                                           $  (471,044)             $    (629,311)
                                                  ==================================================

Basic and diluted
   loss per share                                  $     (0.01)             $       (0.03)

Shares used to compute basic and diluted
loss per share                                      32,468,100                 25,008,888

           See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Three months       Three months
                                                                           ended              ended
                                                                         March 31,           March 31,
                                                                           2000                1999
                                                                      ----------------------------------
Operating activities
Net loss                                                                  $  (471,044)        $ (629,311)
Adjustments to reconcile net loss to net cash
   used in operating activities:
      Depreciation                                                              2,144                  -
      General and administrative expense associated with stock                207,975            300,000
           based compensation
     Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                              (1,468)              (840)
        Accounts payable and accrued liabilities                             (219,198)           189,414
        Accounts payable to affiliated companies                              (21,954)           (22,578)
        Other assets                                                           (7,983)
                                                                      ----------------------------------
Net cash used in operating activities                                        (511,528)          (163,315)

Investing activities
   Purchase of property and equipment                                         (23,912)           (12,885)
                                                                      ----------------------------------
Net cash used in investing activities                                         (23,912)           (12,885)

Financing activities
   Decrease in bank line of credit                                           (107,133)           (31,253)
   Decrease in notes payable to directors                                    (121,157)            (9,884)
   Decrease in note payable to related party                                   (1,679)            (2,957)
   Cash received for sale of common stock and warrants                        500,000                  -
                                                                      ----------------------------------
Net cash provided by (used in) financing activities                           270,031            (44,094)

Effects of changes in foreign exchange rates                                   45,828             68,004

                                                                      ----------------------------------
Decrease in cash                                                             (219,581)          (152,290)

Cash and cash equivalents at beginning of period                              490,276            207,938
Cash and cash equivalents at end of period                                $   270,695         $   55,648
                                                                      ==================================


           See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech"). The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K/A for such fiscal year.

2.   Basic and Diluted Net Loss per Common Share
Basic and diluted net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted net loss per common share since the Company has recorded losses since inception.

3.   Comprehensive Loss
For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss was as follows:

                                                  Three months ended
                                                       March 31,
                                               2000                   1999
                                      -----------------------------------------

Net loss                                $  (471,044)            $ (629,311)
Foreign currency translation gain            45,828                 68,004
                                      -----------------------------------------

Total comprehensive loss                $  (425,216)            $ (561,307)
                                      -----------------------------------------

4.   New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 will become effective in January 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company will adopt SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

5.   Segment Information
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented in the consolidated financial statements, the Company has operated in only one operating segment - Luminescence Technology development. Long-lived assets are principally located in Switzerland.

6.   Equity
At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) agreed to a cash payment of $160,000 of which the Company has paid the co-inventor $57,000 and $25,000 in 1999 and 1998, respectively, and committed to pay an additional $78,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, was charged to expense in the three months ended March 31, 1999.

Deferred compensation represents the cost, based on SFAS 123, of granting options to consultants in 1999, measured under variable stock option accounting and recognized over the vesting period of the options. The Company recognized $20,475 of compensation expense associated with those options in the quarter ended March 31, 2000.

In January 2000, the Company sold a $375,000 equity unit consisting of 500,000 shares of its common stock at $0.75 per share and a warrant to purchase 500,000 shares of common stock at $0.75 per share.

In the quarter ended March 31, 2000, the Company recorded non-cash compensation expense of $187,500 in connection with the resignation of an officer.

7.  Ability to Continue as a Going Concern

At March 31, 2000, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $6,282,786. The Company's current liabilities exceed its current assets by $617,215, at March 31, 2000. In addition, at December 31, 1999, Swiss Lumitech was not in compliance with certain statutory capital requirements under Swiss law. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. The Company expects that it may require up to approximately $10.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with investors in its effort to obtain additional financing.

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

In November 1999, the Company successfully placed a $375,000 equity unit resulting in the issuance of 500,000 shares of its common stock at $0.75 per share and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. In January 2000, the Company placed a second unit for $375,000 resulting in the issuance of 500,000 shares of its common stock and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. Management believes that it will be successful in raising the necessary financing to fund the Company's operations through the 2000 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

8. Reclassifications

Certain amounts at December 31, 1999 have been reclassified to conform with the current presentation.

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

General
The Company is a developmental stage company, which, through its subsidiary, Swiss Lumitech, has developed and patented an exclusive new luminescent imaging media "Luminescence Product"), which can be used in a variety of products in numerous fields such as safety and signs, consumer electronics and color printing. The Company will market the Luminescence product and related products under the brand name `Brightec'. The Company uses a new generation of high yield luminescent material, based on alkaline earth chemistry, which provides significantly greater luminescence than traditional zinc sulphide luminescent material.

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

During the fourth quarter of 1999, the Company moved its corporate offices to the United States, assembled an executive team, identified preliminary market opportunities and established a sales and distribution network. Although the Company has not commenced commercial manufacturing or marketing of Brightec and has generated no revenues to date, it expects, although there are no assurances, that manufacturing, sales and marketing activities will commence in the second half of 2000. The manufacturing, marketing and selling of Brightec products is dependent upon the Company's successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources'. As discussed in Note 1 to the Consolidated Financial Statements, these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

For accounting purposes, the acquisition of Swiss Lumitech was treated as a reverse acquisition of the Company by Swiss Lumitech. Accordingly, the following discussion reflects the combined operations of the Company and Swiss Lumitech from the inception date of Swiss Lumitech to March 31, 2000.

Results of Operation for Quarters ended March 31, 2000 and 1999

Research and Development Expenses:
Research and development expenses were $44,253 for the quarter ended March 31, 2000, and $39,344 for the quarter 1999. Research and development expense increased $4,909 or 12.5% due to salaries and supplies involved in the development efforts to further develop the luminescence product and related Brightec products and product testing. The Company intends to expend, subject to the availability of financing, approximately the same amount in 2000 for research and development activities as it did in 1999 to improve and broaden the Company's Luminescence products. In this regard, the Company expects to establish a laboratory in the U.S. and maintain only a creative laboratory in Switzerland.

Selling and Marketing Expenses:
Selling and marketing expenses consist primarily of compensation, marketing and promotional materials. Selling and marketing expenses were $64,546 for the quarter ended March 31, 2000, and $43,832 for the quarter ended March 31, 1999. Selling and marketing expenses increased $20,714 or 47.3%. The increase consists primarily of expenses incurred for marketing materials to support the launch of the Brightec brand name and expenses incurred in connection with establishing a sales and distribution network in the U.S. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:
General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs. General and administrative expenses were $349,837 for the quarter ended March 31, 2000 and $538,152 for the quarter ended March 31, 1999. General and administrative expenses decreased $188,315 or 35%, primarily due to non-cash charges of $300,000 in the quarter ended March 31, 1999 relating to shares issued to the co-inventor and to Socol for the transfer of technology and know-how and compensation expense related to the issuance of stock and stock options to consultants. In the quarter ended March 31, 2000, the Company recorded non-cash compensation expense of $187,500 in connection with the resignation of an officer. The Company expects that, exclusive of the costs related to the agreement with the co-inventor and with Socol, general and administrative expenses will continue to, subject to the availability of financing, increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company.

Interest Expense
Interest expense incurred on amounts due to related parties and the bank line of credit was $12,408 for the quarter ended March 31, 2000 and $7,983 for the quarter ended March 31, 1999, respectively.

Income Taxes
The Company has fully reserved for the tax benefits of its net operating losses at March 31, 2000 and December 31, 1999. At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $4.3 million which will expire in varying amounts through 2017 and foreign net operating losses of approximately $1.5 million at December 31, 1999, which begin to expire in varying amounts through 2006, if not utilized. Utilization of net operating loss and tax credit carryforwards will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before full utilization.

Liquidity and Capital Resources:
Since inception, the Company has financed its working capital requirements primarily through private sales of its debt and equity securities. The Company's net working capital deficit at March 31, 2000 was $617,215 compared to a deficit of $749,066 at December 31, 1999.

Cash and cash equivalents decreased from $490,276 at December 31, 1999 to $270,695 at March 31, 2000. Net cash used in operating activities for the quarter ended March 31, 2000 was $511,528 and $163,315 for the quarter ended March 31, 1999. The net cash used in operating activities for the quarter ended March 31, 2000 was primarily the result of the net loss of $471,044 and the payment of accounts payable and accrued liabilities.

Net cash used in investing activities for the quarter ended March 31, 2000 was $23,912 compared to $12,885 for the quarter ended March 31, 1999, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities for the quarter ended March 31, 2000 was $270,031 compared to net cash used of $44,094 for the quarter ended March 31, 1999. The net cash provided of $ 500,000 was primarily the result of cash received in the Company's private sale of common stock and warrants and the exercise of stock options. Of this amount, $228,000 was used to repay bank debt and notes payable to directors.

Ability to Continue as a Going Concern
At March 31, 2000, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $6,282,786. The Company's current liabilities exceed its current assets by $617,215 at March 31, 2000. In addition, at March 31, 2000, Swiss Lumitech was not in compliance with certain statutory capital requirements under Swiss law. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. The Company expects that it may require up to approximately $10.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with investors in its effort to obtain additional financing.

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

In November 1999, the Company successfully placed a $375,000 equity unit resulting in the issuance of 500,000 shares of its common stock at $0.75 per share and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. In January 2000, the Company placed a second unit for $375,000 resulting in the issuance of 500,000 shares of its common stock at $0.75 per share and a warrant to purchase 500,000 shares of its common stock at $1.00 per share. Management believes that it will be successful in raising the necessary financing to fund the Company's operations through the 2000 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

Credit Availability
The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to $300,000, at the December 31, 1999 rate of exchange. At December 31, 1999 and 1998, the Company had exceeded such limit, but in each instance, the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit by the bank. At March 31, 2000, the Company had not exceeded this limit. The line-of-credit agreement contains terms and conditions, restricting Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At March 31, 2000, the borrowings under the bank line-of-credit carries interest at 6.35%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

Should the Company's line-of-credit be reduced or terminated, or if the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Although there can be no assurances, the Company does not believe the bank line-of-credit will be reduced or terminated in the near future and intends to repay it in full during 2000.

Commitments
The Company had no material capital expenditure commitments as of March 31, 2000.

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

                                       ADVANCED LUMITECH, INC.
Date: May 19, 2000
                                       By:/s/ Patrick Planche
                                       -----------------------------------------
                                              President, Chief Executive Officer
                                              Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                               DESCRIPTION
--------------                               -----------

     27                                      Financial Data Schedule