Form 10-Q/A
period 1999-09-30
ADVANCED LUMITECH INC
filed 2000-05-26
CIK 894537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-Q/A

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

Note: This Form 10-Q/A for the quarter ended September 30, 1999 is being filed to reflect the restatement of the Company's financial statements for the third quarter of 1999. The Items set forth below are amended: Part I Items 1 and 2.


                                                            Page
PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                                 3
  CONSOLIDATED STATEMENTS OF OPERATIONS                       4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                       5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           11

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE
 ABOUT MARKET RISK                                           16


PART II. OTHER INFORMATION

ITEM 6 EXHIBITS                                              17

SIGNATURES                                                   18

EXHIBIT INDEX                                                19

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS


                                                            SEPTEMBER 30, 1999    DECEMBER 31,
                                                               AS RESTATED           1998
                                                             --------------------------------
                                                                       (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $     7,848         $   207,938
   Prepaid expenses and other assets                                6,397               9,878
                                                             --------------------------------
Total current assets                                               14,245             217,816

Property and equipment:
   Office and photographic equipment                               98,107              60,108
   Less:  Accumulated depreciation                                (58,839)            (33,599)
                                                             --------------------------------
                                                                   39,268              26,509
                                                             --------------------------------
Total assets                                                  $    53,513         $   244,325
                                                             ================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Borrowings under bank line-of-credit                       $   390,482         $   408,641
   Accounts payable and accrued liabilities                       476,329             151,699
   Accounts payable to affiliated companies                       133,392             156,412
   Notes payable to related party                                  40,824              44,066
                                                             --------------------------------
Total current liabilities                                       1,041,027             760,818

Notes payable to directors                                        394,406             255,809
                                                             --------------------------------
Total liabilities                                               1,435,433           1,016,627

Stockholders' deficit:
   Common stock, $0.001 par value;
     Authorized; 100,000,000 shares
     Issued and outstanding; 28,397,770 and 25,000,000
      shares at September 30, 1999 and December 31, 1998,
      respectively                                                 28,398              25,000
   Additional paid-in capital                                   1,294,028              45,426
   Stock subscribed                                               688,347             688,347
   Stock subscriptions receivable                                 (34,965)            (34,965)
   Deferred compensation                                          (58,083)                  -
   Deficit accumulated during the development stage            (3,422,421)         (1,537,032)
   Cumulative translation adjustment                              122,776              40,922
                                                             --------------------------------
Total stockholders' deficit                                    (1,381,920)           (772,302)
                                                             --------------------------------
Total liabilities and stockholders' deficit                   $    53,513         $   244,325
                                                             ================================

             See Notes to Unaudited Consolidated Financial Statements

                             ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                            PERIOD FROM
                                                                                                             INCEPTION
                       THREE MONTHS                              NINE MONTHS                                (FEBRUARY 7,
                           ENDED            THREE MONTHS            ENDED             NINE MONTHS          1992) THROUGH
                       SEPTEMBER 30,            ENDED           SEPTEMBER 30,            ENDED              SEPTEMBER 30,
                           1999             SEPTEMBER 30,            1999            SEPTEMBER 30,              1999
                        AS RESTATED             1998            AS RESTATED               1998               AS RESTATED
                  --------------------------------------------------------------------------------------------------------


Sales to third             $         -          $         -         $         -           $         -        $   814,540
 parties
Sales to                             -                    -                   -                     -           203,040
 affiliated
 company
                  --------------------------------------------------------------------------------------------------------
                                     -                    -                   -                     -         1,017,580

   Cost of sales                     -                    -                                         -         1,005,756
                  --------------------------------------------------------------------------------------------------------

Gross profit                         -                    -                   -                     -            11,824
 (loss)

Operating
 expenses:
Research and                    36,727                    -             109,826                     -           109,826
 development
Selling and                     72,501               24,134             158,862                43,620           329,189
 marketing
General and                    957,250                    -           1,592,692                     -         2,735,770
 administrative
                  --------------------------------------------------------------------------------------------------------
                             1,066,478               24,134           1,861,380                43,620         3,174,785
                  --------------------------------------------------------------------------------------------------------

Operating loss              (1,066,478)             (24,134)         (1,861,380)              (43,620)       (3,162,961)
Interest expense,                8,229               12,621              24,009                38,581           259,460
 net
                  --------------------------------------------------------------------------------------------------------
Net loss                   $(1,074,707)         $   (36,755)        $(1,885,389)          $   (82,201)      $(3,422,421)
                  ========================================================================================================


Basic and diluted
   loss per share               $(0.04)              $(0.00)             $(0.07)               $(0.00)
Shares used to
 compute basic
 and diluted loss           27,809,716           25,000,000          26,637,354            25,000,000
 per share




               See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)








                                                                 NINE MONTHS                        PERIOD FROM INCEPTION
                                                                    ENDED        NINE MONTHS          (FEBRUARY 7, 1992)
                                                                SEPTEMBER 30,       ENDED            THROUGH SEPTEMBER 30,
                                                                    1999         SEPTEMBER 30,              1999
                                                                AS RESTATED          1998                AS RESTATED
                                                             -------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                         $(1,885,389)      $ (82,201)           $(3,422,421)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
   Inventory written-off                                                   -               -                 72,079
   Depreciation                                                       20,240           2,698                 56,106
   General and administrative expense associated with stock
     based compensation                                            1,193,917               -              1,193,917
   Changes in operating assets and liabilities:
     Accounts receivable from affiliated company                           -           5,330                      -
     Prepaid expenses and other current assets                         3,481            (487)               (78,476)
     Accounts payable and accrued liabilities                        324,630        (164,074)               476,329
     Accounts payable to affiliated companies                        (23,020)                               133,392
                                                             -------------------------------------------------------------
Net cash used in operating activities                               (366,141)       (238,734)            (1,569,074)

INVESTING ACTIVITIES
   Proceeds from disposal of property and equipment                                                          10,216
   Purchase of property and equipment                                (14,670)        (24,336)               (87,079)
                                                             -------------------------------------------------------------
Net cash (used in) investing activities                              (14,670)        (24,336)               (76,863)

FINANCING ACTIVITIES
   Net change in bank line of credit                                 (18,159)          7,246                390,482
   Change in notes payable to directors                              138,597                                394,406
   Change in note payable to related party                            (3,242)        (74,380)                40,642
   Cash received for subscriptions of common stock                         -         373,250                723,808
                                                             -------------------------------------------------------------
Net cash provided by financing activities                            117,196         306,116              1,549,338

Effects of changes in foreign exchange rates                          63,525          14,445                104,447
                                                             -------------------------------------------------------------

Increase (decrease) in cash                                          200,090          57,491                  7,848
Cash and cash equivalents at beginning of period                     207,938             494                      -
Cash and cash equivalents at end of period                       $     7,848       $  57,985            $     7,848
                                                             =============================================================




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

2.   RESTATEMENT OF 1999 THIRD QUARTER RESULTS OF OPERATIONS

During the fourth quarter of 1999, the Company recorded a charge of $893,917 for compensation expense associated with options and common stock granted to consultants, which should have been recognized in the quarter ended September 30, 1999 based on vesting of these grants which principally occurred in the third quarter ended September 30, 1999. A summary of the impact of such restatement for the three and nine-months ended September 30, 1999 is as follows:

                              Three months ended        Nine months ended
                              September 30, 1999       September 30, 1999
                            -----------------------  -----------------------
                            Previously      As       Previously      As
                             Reported    Restated     Reported    Restated
                            ----------  -----------  ----------  -----------

          Operating loss     $172,561   $1,066,478    $967,463   $1,861,380

          Net loss           $180,790   $1,074,707    $991,472   $1,885,389
                             ========   ==========    ========   ==========

         Basic and diluted
           loss per share    $   0.00   $     0.04    $   0.04   $     0.07
                             ========   ==========    ========   ==========

3.  DESCRIPTION OF BUSINESS

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

4.   BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted net loss per common share since the Company has recorded losses since inception.

5.  COMPREHENSIVE INCOME

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

                                                                              PERIOD FROM
                                                                               INCEPTION
                                                                              (FEBRUARY 7,
                                                NINE MONTHS ENDED            1992) THROUGH
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                              1999            1998               1999
                                      ------------------------------------------------------
Net loss                                   $(1,885,389)     $(82,201)        $(3,422,421)
Foreign currency translation gain               81,854        14,445             122,776
                                      ------------------------------------------------------

Total comprehensive loss                   $ 1,803,535      $(67,756)        $(3,299,645)
                                      ------------------------------------------------------

6.   NEW ACCOUNTING PRONOUNCEMENT

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

7.   SEGMENT INFORMATION

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

8.  EQUITY

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

In August 1999, the Company issued 420,168 share of its common stock valued at $150,000 to a consultant for services. Also in the quarter ended September 30, 1999, the Company recognized compensation expense of $743,917 and has $58,083 of unamortized deferred compensation. Deferred compensation represents the cost, based on SFAS 123, of granting options to consultants in 1999, measured under variable stock option accounting and recognized over the vesting period of the options.

9.   COMMITMENTS

At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue shares of its common stock to Socol; and Socol confirmed the following (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products, (iii) its agreement to transfer all know how relating to said patent and Brightec products and proprietary information to Lumitech, (iv) its agreement to provide certain substances at cost and (v) that there is no exclusivity to Socol with regard to the manufacturing of such substances. The Company has not reflected the above letter agreement in the consolidated financial statements as of September 30, 1999 as the shares have not been issued. As such, the Company expects to take a non-cash charge of approximately $1.9 million related to the Socol agreement in the fourth quarter of 1999.

10.  ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At September 30, 1999, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $3,422,421. At September 30, 1999, the Company's current liabilities exceed its current assets by $ 1,026,782 and the Company had outstanding advances of approximately $78,560 above the limit available to it under its line-of-credit arrangements with a Swiss bank.

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

The Company has not commenced commercial marketing and licensing of Brightec, but expects these marketing activities to commence in the latter half of 1999. The Company expects to sell both directly and through distributors. The Company intends to initially launch its operations in the United States, focusing primarily on the pre-printed picture and high quality ink-jet media markets.

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

At September 30, 1999, the Company had not begun commercial marketing and licensing of Brightec and has generated accumulated losses of $3,422,421. The Company's current liabilities exceed its current assets by $ 1,026,782. As a result of these factors, the ability of the Company to continue to operate as a going concern cannot be predicted at this time and is primarily dependent upon the Company's ability to obtain the necessary financing to enable it to successfully market Brightec and then upon future profitable operations. See `Liquidity and Capital and Capital Resources - Ability to Continue as a Going Concern'.

Results of Operations:

Results of Operations for the three months and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998:

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

General and Administrative:

General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased by $957,250 in the quarter ended September 30, 1999 from $0 in the same quarter in 1998. General and administrative expenses increased $1,592,692 in the nine-month period ended September 30, 1999 from $0 in the same period in 1998. The increase in expenses in 1999 related primarily to non-cash charges of $300,000 relating to the shares issued to the co-inventor and approximately $893,917 in compensation expense related to the issuance of stock and stock options to consultants. The Company expects that, exclusive of the costs related to the agreement with the co-inventor and the stock and stock options issued to consultants, general and administrative expenses will continue to increase in dollar amount as a result of an expansion in the Company's administrative staff to support its operations and as a result of being a public company. Also, the Company expects to take a non-cash charge of approximately $1,875,000 in the fourth quarter related to the 2.5 million shares to be issued under the Socol agreement.

Liquidity and Capital Resources:

Cash and cash equivalents decreased to $7,878 at September 30, 1999 from $207,938 at December 31, 1998. Net cash used in operating activities in the nine months ended September 30, 1999 was $366,141. The net cash used in operating activities during nine months ended September 30, 1999 was principally the result of the net loss of $1,886,357, adjusted for non-cash expenses of approximately $1.2 million associated with common stock issued and a decrease in accounts payable to affiliated companies, partially offset by an increase in accounts payable and accrued liabilities.

Net cash used in investing activities in the nine months ended September 30, 1999 was approximately $14,670, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities in the nine months ended September 30, 1999 was approximately $117,196. The net cash provided of $117,196 was primarily due to an increase in the notes payable to directors.

Ability to Continue as a Going Concern

At September 30, 1999, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $3,422,421. The Company's current liabilities exceed its current assets by $ 1,026,782 at September 30, 1999. Also, at September 30, 1999 the Company exceeded the borrowings available under the line-of-credit with a bank by $78,560, at the September 30, 1999 rate of exchange.
As of November 12, 1999 the Company has approximately $100,000 of funds available. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. There can be no assurances that the Company will be able to raise the funds it requires.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 12-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. In addition, during 1999, the Company intends to establish a U.S. based sales and administrative office, and hire additional employees. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses. The Company is continuing discussions with institutional investors in its effort to obtain additional financing.

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

The Company plans to raise approximately $4.5 million in a private placement of its shares and warrants. In November of 1999, the Company successfully placed a $375,000 unit of its common stock and warrants to purchase 500,000 shares at $1.00 in the first placement of the $4.5 million. There can be no assurances that the Company will be able to raise the additional funds it requires. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

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

Commitments

At December 31, 1998, the Company and its principal supplier, Socol SA ("Socol") had agreed informally on terms for the continuation of their on-going relationship; and on March 31, 1999, the Company and Socol entered into a letter agreement in which the Company confirmed its agreement to issue shares of its common stock to Socol; and Socol confirmed the following (i) its agreement to accept such shares in full consideration for Socol's participation in and efforts in connection with the Luminescence Technology, (ii) its disclaimer of any interest or right in or to the Company's Brightec products, the Luminescence Technology Patent or the proprietary information and know how relating to said Patent and Brightec products, (iii) its agreement to transfer all know how relating to said patent and Brightec products and proprietary information to Lumitech, (iv) its agreement to provide certain substances at cost and (v) that there is no exclusivity to Socol with regard to the manufacturing of such substances. The Company has not reflected the above letter agreement in the consolidated financial statements as of September 30, 1999 as the shares have not been issued. As such, the Company expects to take a non-cash charge of approximately $1.9 million related to the Socol agreement in the fourth quarter of 1999.

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

                           PART II. OTHER INFORMATION


ITEM 6 EXHIBITS

     (a) Exhibits.

     The following exhibits are filed as part of this report:

     EXHIBIT NUMBER            DESCRIPTION
     --------------            ---------------------------

          27                   Financial Data Schedule

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED LUMITECH, INC.
Date: May 26, 2000
                              By: /s/ Patrick Planche
                              ---------------------------------------------
                                    President, Chief Executive Officer
                                    Principal Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NUMBER            DESCRIPTION
--------------            --------------------------

     27                   Financial Data Schedule