Form 10-Q
period 2000-06-30
ADVANCED LUMITECH INC
filed 2000-08-14
CIK 894537

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459

                                   FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED JUNE 30, 2000

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



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    -----

Indicate the number of shares outstanding of the registrant's Common Stock, par value $.001 per share, as of August 8, 2000: 33,020,270.

                            ADVANCED LUMITECH, INC.
                               TABLE OF CONTENTS



                                                     Page
PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS                          3
  CONSOLIDATED STATEMENTS OF OPERATIONS                4
  CONSOLIDATED STATEMENTS OF CASH FLOWS                5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE
 ABOUT MARKET RISK                                    14


PART II. OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS      15

ITEM 6 EXHIBITS                                       15

SIGNATURES                                            16

EXHIBIT INDEX                                         17

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                        JUNE 30, 2000     DECEMBER 31, 1999
                                                          ---------------------------------------
                                                               (unaudited)
Current assets:
   Cash and cash equivalents                                     $     86,401         $   490,276
   Prepaid expenses and other assets                                   31,007               9,347
                                                          ---------------------------------------
Total current assets                                                  117,408             499,623

Property and equipment:
   Office and photographic equipment                                   99,946              76,815
   Less:  Accumulated depreciation                                    (44,193)            (38,454)
                                                          ---------------------------------------
                                                                       55,753              38,361
                                                          ---------------------------------------
Total assets                                                     $    173,161         $   537,984
                                                          =======================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Borrowings under bank line-of-credit                          $    273,439         $   376,828
   Accounts payable                                                   202,595             231,470
   Accrued liabilities                                                289,775             362,636
   Accounts payable to affiliated companies                           268,886             236,594
   Notes payable to related party                                      34,431              41,161
                                                          ---------------------------------------
Total current liabilities                                           1,069,126           1,248,689

Notes payable to directors                                            129,671             321,273
                                                          ---------------------------------------
Total liabilities                                                   1,198,797           1,569,962

Stockholders' deficit:
   Common stock, $0.001 par value;
     Authorized; 100,000,000 shares
     Issued and outstanding; 33,020,270 and 31,997,770
      shares at June 30, 2000 and December 31, 1999,
      respectively                                                     33,020              31,998


   Additional paid-in capital                                       5,498,753           4,678,775
   Stock subscribed
   Stock subscriptions receivable                                                         (34,965)
   Deferred compensation                                              (17,133)            (58,083)
   Deficit accumulated during the development stage                (6,692,680)         (5,811,742)
   Cumulative translation adjustment                                  152,404             162,039
                                                          ---------------------------------------
Total stockholders' deficit                                        (1,025,636)         (1,031,978)
Total liabilities and stockholders' deficit                      $    173,161         $   537,984
                                                          =======================================

             See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                   THREE MONTHS      THREE MONTHS       SIX MONTHS      SIX MONTHS       (FEBRUARY 7, 1992)
                                      ENDED             ENDED             ENDED           ENDED                THROUGH
                                     JUNE 30,          JUNE 30,          JUNE 30,        JUNE 30,              JUNE 30,
                                      2000              1999               2000            1999                  2000
                                 -------------------------------------------------------------------------------------------
Sales to third parties           $       423        $        --       $       423        $       --               814,963
Sales to affiliated
 company                                  --                 --                --                --               203,040
                                 -------------------------------------------------------------------------------------------
                                         423                 --               423                --             1,018,003

   Cost of sales                          --                 --                                  --             1,005,756
                                 -------------------------------------------------------------------------------------------
Gross profit (loss)                      423                 --               423                --                12,247

Operating expenses:
Research and development             166,343             33,755           210,596            73,099               884,928
Selling and marketing                 84,032             42,529           148,578            86,361               585,593
General and administrative           138,907             95,167           488,744           633,319             4,888,729
                                 -------------------------------------------------------------------------------------------
                                     389,282            171,451           847,918           792,779             6,359,250
                                 -------------------------------------------------------------------------------------------

Operating loss                      (388,859)          (171,451)         (847,495)         (792,779)           (6,347,003)
Interest expense, net                (21,035)            (7,797)          (33,443)          (15,780)             (345,677)
                                 -------------------------------------------------------------------------------------------
Net loss                         $  (409,894)       $  (179,248)      $  (880,938)       $ (808,559)          $(6,692,680)
                                 ===========================================================================================

Basic and diluted
   loss per share                $     (0.01)       $     (0.01)      $     (0.03)       $     (0.04)
Shares used to compute basic
 and diluted loss per share       32,973,512         25,800,000        32,720,806         22,932,222




               See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                         PERIOD FROM
                                                               SIX MONTHS        SIX MONTHS        INCEPTION (FEBRUARY 7,
                                                                 ENDED             ENDED                1992) THROUGH
                                                                JUNE 30,          JUNE  30,                JUNE 30,
                                                                  2000              1999                     2000
                                                             ------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $(880,938)        $(808,559)              $(6,692,680)
Adjustments to reconcile net loss to net cash
   Provided by (used in) operating activities:
      Inventory written-off                                             -                  -                   72,079
     Depreciation                                                   5,739              7,070                   46,461
     General and administrative expense associated with stock                                               3,264,917
           based compensation (Note 6)                            196,000            300,000
     Changes in operating assets and liabilities:
        Accounts receivable from affiliated company
        Inventory                                                                                             (72,079)
        Prepaid expenses and other current assets                 (21,660)             5,753                  (31,007)
        Accounts payable and accrued liabilities                 (217,389)           221,633                  608,023
        Accounts payable to affiliated companies                  147,945            (24,247)                 153,233
                                                             ------------------------------------------------------------
Net cash used in operating activities                            (770,303)          (298.350)              (2,651,053)

INVESTING ACTIVITIES
   Proceeds from disposal of property and equipment                                                            10,216
   Purchase of property and equipment                             (23,131)           (12,885)                (112,430)
                                                             -----------------------------------------------------------
Net cash (used in) investing activities                           (23,131)           (12,885)                (102,214)

FINANCING ACTIVITIES
   Net change in bank line of credit                             (103,389)           (33,514)                 273,439
   Change in notes payable to directors                          (191,602)            30,704                  129,671
   Change in note payable to related party                         (6,730)            (4,032)                  34,431
   Stock subscription receivable                                   34,965                                      34,965
   Deferred Compensation                                           40,950                                      40,950
   Cash received for sale of common stock and                     625,000                                   2,173,808
      exercise of stock options
                                                             -----------------------------------------------------------
Net cash provided by financing activities                         399,194             (6,842)               2,687,264

Effects of changes in foreign exchange rates                       (9,635)           115,445                  152,404
                                                             -----------------------------------------------------------

Increase (decrease) in cash                                      (403,875)          (202,632)                  86,401
Cash and cash equivalents at beginning of period                  490,276            207,938                        0
Cash and cash equivalents at end of period                      $  86,401         $    5,306                   86,401
                                                             ===========================================================

            See Notes to Unaudited Consolidated Financial Statements

                            ADVANCED LUMITECH, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Lumitech, Inc. ("ADLU" or the "Company") and its wholly-owned subsidiary, Lumitech SA ("Swiss Lumitech"). As a result of the unexpected resignation of the Company's independent auditor, Ernst & Young LLP, on August 2, 2000, the accompanying unaudited consolidated financial statements have not been reviewed by the Company's independent auditors as required by Regulation S-K promulgated under the Securities Act of 1934. At such time as the Company has engaged a new independent auditor, this Form 10-Q shall be amended to reflect the review of such auditor and any necessary revisions to the Company's unaudited consolidated financial statements included herein. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K/A for such fiscal year.

2. DESCRIPTION OF BUSINESS

Advanced Lumitech, Inc. is a development stage company, which, through its subsidiary, Swiss Lumitech, is developing and has patented a luminescent imaging media (the "Luminescent Product"), which can be used in a variety of products in numerous fields such as safety and signs, consumer electronics and color printing and which will be marketed under the brand name 'Brightec'. The Company uses a new generation of high yield luminescent material, based on alkaline earth chemistry, which provides significantly greater luminescence than traditional zinc sulfide luminescent material.

The Company's success will depend in large measure upon its ability to raise the necessary financing to effectively market and produce Brightec products over the next 9 month period and then upon future profitable operations and the generation of positive operating cash flows or finding additional financing.
See "ABILITY TO CONTINUE AS A GOING CONCERN", below.

3. BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding. There is no difference between basic and diluted net loss per common share since the Company has recorded losses since inception.

4. COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity include all changes in equity during a period except those resulting from investments by and distributions to stockholders.

For the six months ended June 30, 2000 and 1999, the Company's comprehensive income (loss) was as follows:

                                                                                   PERIOD FROM
                                                                             INCEPTION (FEBRUARY 7,
                                                                                      1992)
                                                  SIX MONTHS ENDED                   THROUGH
                                                      JUNE 30,                       JUNE 30,
                                                2000            1999                   2000
                                  -----------------------------------------------------------------
Net loss                                     $(880,938)      $(808,559)             $(6,692,680)
Foreign currency translation gain               (9,635)        115,445                  152,404
                                  -----------------------------------------------------------------

Total comprehensive loss                     $(890,573)      $(693,114)             $(6,540,276)
                                  -----------------------------------------------------------------

5. NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (the Interpretation). This Interpretation clarifies how companies should apply the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees. The Interpretation will be applied prospectively to new awards, modifications to outstanding awards, and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998: the Interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998; and the Interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. At the present time, there are no awards granted by the Company, which would result in an adjustment at July 1, 2000 as a result of this Interpretation.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. The Company has adopted SAB 101 in the second quarter of 2000 in accordance with the amendment. The adoption of this SAB is not expected to have a significant impact on the Company's financial statements.

6. SEGMENT INFORMATION

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented in the consolidated financial statements, the Company has been active in only one operating segment - Luminescence Technology development. Long-lived assets are principally located in Switzerland.

7. EQUITY

At December 31, 1998, the Company and the co-inventor of the Luminescence Technology had agreed in principle to an amendment to their agreement that would, among other things, eliminate an obligation of the Company to pay the co-inventor royalties calculated as a percentage of sales of products based upon the Luminescence Technology, and instead provide for the issuance of common stock of the Company and the making of cash payments to said co-inventor. On March 31, 1999, the Company and the co-inventor entered into an agreement amending the earlier royalty agreement pursuant to which the Company (i) has paid the co-inventor $57,000 and $25,000 in 1999 and 1998, respectively, and committed to pay an additional $78,000 from time to time as the Company's liquidity and working capital requirements permit, and (ii) agreed to issue 800,000 shares of the Company's common stock to the co-inventor. The 800,000 shares of the Company's common stock were issued on March 31, 1999. The 800,000 shares of the Company's common stock, with a value of $300,000, were charged to expense in the three months ended March 31, 1999.

In April 2000, the Company sold a $125,000 equity unit consisting of 125,000 shares of its common stock at $1.00 per share.

Deferred compensation represents the cost, based on SFAS 123, of granting options to consultants in 1999, measured under variable stock option accounting and recognized over the vesting period of the options. In the six months ended June 30, 2000 the Company recognized a total of $40,950 in compensation expense associated with those options, $20,475 in each quarter.

8.   ABILITY TO CONTINUE AS A GOING CONCERN

The consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. At June 30, 2000, the Company has yet to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $6,692,680. At June 30, 2000, the Company's current liabilities exceed its current assets by $951,718.

In order to generate awareness and future sales of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 24-month period. The Company also intends to repay a significant amount of the Company's debt, including the bank line-of-credit. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses.

The Company plans to raise approximately $4.0 million in a private placement of its shares and warrants. The Company is continuing discussions with investors in its effort to obtain additional funding.

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

Management believes that the Company will be successful in its efforts to raise the additional financing required to support the Company's operations. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are required at this time.

9. RECLASSIFICATIONS

Certain amounts at December 31, 1999 have been reclassified to conform to the current presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the unexpected resignation of the Company's independent auditor, Ernst & Young LLP , on August 2, 2000, the accompanying unaudited consolidated financial statements have not been reviewed by the Company's independent auditors as required by Regulation S-K promulgated under the Securities Act of 1934. At such time as the Company has engaged a new independent auditor, this Form 10-Q shall be amended to reflect the review of such auditor and any necessary revisions to the Company's unaudited consolidated financial statements included herein.

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

General

The Company is a developmental stage company, which, through its subsidiary, Swiss Lumitech, has developed and patented an exclusive new luminescent imaging media ("Luminescence Product"), which can be applied to a variety of objects in numerous fields such as safety and signs, consumer electronics and color printing. The Company will market the Luminescence Technology and related products under the brand name `Brightec'. The Company uses a new generation of high yield luminescent material, based on alkaline earth chemistry, which provides significantly greater luminescence with longer duration than traditional zinc sulphide based materials.

The Company will manufacture, market and sell luminescent sheets and substances that are specially designed for state-of-the-art digital printing using pigments with the greatest light intensity. Various categories and sizes of luminescent sheets will permit widespread applications in photography, color printing, textiles, decoration and other printing technologies. The Company's luminescent substances are targeted for industrial and commercial applications such as paints, inks and compounds.

During the fourth quarter of 1999, the Company moved its corporate offices to the United States, assembled an executive team and identified preliminary market opportunities and sales and distribution channels. Although the Company has not commenced commercial manufacturing or marketing of Brightec and has generated no revenues to date, it expects, although there are no assurances, that manufacturing scale-up and marketing and sales activities will commence late in the second half of 2000. Such manufacturing, marketing and sales activities of Brightec products are entirely dependent upon the successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". As discussed in Note 8 to the Consolidated Financial Statements, these conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.


Results of Operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999


Research and Development Expenses:

Research and development expenses increased by $132,588 in the quarter ended June 30, 2000, from $33,755 in the same quarter in 1999. Research and development expenses increased by $137,497 in the six-month period ended June 30, 2000, from $73,099 in the same period in 1999. The increases in 2000 are due to salaries and supplies related to the development efforts to further develop the luminescence technology and related Brightec products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company develops new products and applications for the products.

Selling and Marketing Expenses:

Selling and marketing expenses consist primarily of compensation, marketing and promotional materials and an allocation of facility related expenses. Selling and marketing expenses increased by $41,503 in the quarter ended June 30, 2000, from $42,529 in the same quarter in 1999. Selling and marketing expenses increased by $62,217 in the six-month period ended June 30, 2000, from $86,361 in the same period in 1999. The increases in 2000 in selling expenses is primarily attributable to the addition of personnel in the U.S. in conjunction with the Company's plan to establish operations in the U.S. and expenses incurred for marketing materials to support the launch of the Brightec brand name. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company introduces and promotes products.

General and Administrative:

General and administrative expenses consist primarily of compensation of executive personnel, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses increased by $43,740 in the quarter ended June 30, 2000 from $95,167 in the same quarter in 1999. General and administrative expenses decreased $144,575 in the six-month period ended June 30, 2000 from $633,319 in the same period in 1999. The decrease in expenses in 2000 related primarily to a 1999 non-cash charge of $300,000 relating to the shares issued and expenses of $125,000, both related to a settlement agreement with the co-inventor of the Luminescent Technology. These savings were partially offset by a non-cash compensation cost of approximately $196,000 in 2000 in connection with the resignation of an officer and of an employee and approximately $41,000 in non-cash amortization of deferred compensation arising from the issuance of stock and stock options to consultants during 1999. The Company expects that general and administrative expenses will increase in dollar amount in the future as a result of growth in the Company's administrative staff to support its operations and as a result of being a public company.

Liquidity and Capital Resources:

Cash and cash equivalents decreased to $86,401 at June 30, 2000 from $490,276 at December 31, 1999. Net cash used in operating activities in the six months ended June 30, 2000 was $770,303. The net cash used in operating activities during six months ended June 30, 2000 was principally the result of the net loss of $880,938, adjusted for non-cash expenses of approximately $196,000 associated with common stock issued which was offset by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities in the six months ended June 30, 2000 was approximately $23,131, consisting of capital expenditures for property and equipment.

Net cash provided by financing activities in the six months ended June 30, 2000 was approximately $399,194. The net cash provided of $399,194 was primarily due to the exercise of options and the sale of common stock.

Ability to Continue as a Going Concern

At June 30, 2000, the Company had not begun to commercially market Brightec and generate revenues therefrom and the Company's operations to date have generated accumulated losses of $6,692,680. The Company's current liabilities exceed its current assets by $ 951,718 at June 30, 2000, as compared to a deficit of $749,066 as of December 31, 1999. As of August 1, 2000 the Company has less than $50,000 of cash and bank credit available to it. In addition, at June 30, 2000, Swiss Lumitech was not in compliance with certain statutory capital requirements under Swiss law. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. There can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

In order to generate future revenues from the sale of Brightec products, the Company anticipates making significant investments in personnel and resources over the next 9-month period. The Company also intends to repay a significant amount of debt, including the bank line-of-credit. In addition, during early 2001, the Company intends to establish a U.S. based sales and marketing capability and hire additional employees. The Company expects that it may require up to approximately $4.0 million of cash or available credit during the next 12-month period to finance payment of existing liabilities, including the bank line-of-credit, purchases of raw materials and operating expenses to complete development of its first product. The Company is continuing discussions with institutional and private investors in its effort to obtain additional financing.

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

In addition to the above-mentioned factors, the Company is presently reliant on two suppliers for the Alkaline Earth component used in the production of Brightec products. Should both suppliers, for any reason, be unwilling to sell to the Company, such unwillingness could have a material adverse short-term impact on the Company's ability to complete development of and to produce Brightec products and hence on its business, financial condition and results of operations.

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

Credit Availability

The Company, through Swiss Lumitech, has borrowings under a line-of-credit with a Swiss bank. Pursuant to the terms of the bank line-of-credit, the Company may borrow up to 480,000 SF or approximately $280,000 at current exchange rates. At December 31, 1999, the Company had exceeded such limit but the bank granted the Company a temporary extension, with no stated expiration date, to exceed the limit. At June 30, 2000 the Company's borrowings were not in excess of the line of credit. The line-of-credit agreement contains terms and conditions, restricting Swiss Lumitech's ability to pledge its assets as security for separate borrowings and requiring the payment of interest each quarter. In addition, any and all accounts receivable generated by the Company are automatically pledged to the bank pursuant to the terms of the line-of-credit agreement. At June 30, 2000, the borrowings under the bank line-of-credit carried interest at 8.50%. The line-of-credit is guaranteed up to available borrowings by a relative of certain directors.

Should the Company's line-of-credit be reduced or terminated, or if the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Commitments

The Company had no material capital expenditure commitments as of June 30, 2000.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

Euro Currency

The participating member countries of the European Union have adopted the Euro as its common legal currency on January 1, 1999. At this stage of its assessment the Company cannot predict the impact of the conversion to the Euro.

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

                           PART II. OTHER INFORMATION


ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Recent sales of unregistered securities

     On April 28, 2000 the Company sold 125,000 shares of its Common Stock for an aggregate offering price of $125,000. In making this sale, the Company relied upon exemption provisions pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended.

ITEM 6 EXHIBITS

(a)  Exhibits.

     The following exhibits are filed as part of this report:

      EXHIBIT NUMBER            DESCRIPTION
     -----------------          ------------------------------

           27                   Financial Data Schedule

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ADVANCED LUMITECH, INC.
Date: August  14, 2000
                              By: /s/ Patrick Planche
                              ---------------------------------------
                                  President, Chief Executive Officer
                                  Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER            DESCRIPTION
--------------            ------------------------------

     27                   Financial Data Schedule