Form 10KSB
period 2004-11-24
ADVANCED LUMITECH INC
filed 2005-05-17
CIK 894537

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-KSB
(Mark One)
   [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, DECEMBER 31, 2001, DECEMBER 31, 2002 AND
           DECEMBER 31, 2003

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                COMMISSION FILE NUMBER: 033-55254-27

                                       ADVANCED LUMITECH, INC.
                           ----------------------------------------------
                           (Name of small business issuer in its charter)

           Nevada                                                             87-0438637
-------------------------------                                    ---------------------------------
(State or other jurisdiction of                                    (IRS Employer Identification No.)
 incorporation or organization)

                       8C Pleasant Street, First Floor, South Natick, MA 01760
                      ---------------------------------------------------------
                         (Address of principal executive offices, Zip code)

                                           (508) 647-9710
                                     ---------------------------
                                     (Issuer's telephone number)

Securities  registered  pursuant to Section 12(b) of the Exchange Act:  None  Securities  registered pursuant to Section 12(g) of the Exchange Act:

                                    Common Stock, $.001 par value
                                          (Title of class)

Check  whether the Company (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Check if there is no  disclosure  of  delinquent  filers in response to Item 405 of  Regulation  S-B contained in this form, and no disclosure will be contained,  to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the fiscal year ended December 31, 2003 were $52,782.

The aggregate market value of the voting stock held by non-affiliates of the Company at December 31,
2003, was $19,971,393, assuming that all executive officers, directors and 10% shareholders known to the Company are affiliates.

The Company had 98,283,620  shares of Common Stock,  $.001 par value,  issued and  outstanding as of
December 31, 2003.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

====================================================================================================

        ____________________________________________________________________________________

                                       ADVANCED LUMITECH, INC.
                                             FORM 10-KSB
                                          TABLE OF CONTENTS

PART I.                                                                                     PAGE NO.

Item 1          Description of Business.                                                         4

Item 2          Description of Property.                                                         8

Item 3          Legal Proceedings                                                                8

Item 4          Submission of Matters to a Vote of Security Holders.                             9

PART II

Item 5          Market for Common Equity, Related Stockholder Matters and Small                  9
                Business Issuer Purchases of Equity Securities.

Item 6          Management's Discussion and Analysis or Plan of Operation.                      13

Item 7          Financial Statements.                                                           23

Item 8          Changes In and Disagreements With accountants on Accounting and                 23
                Financial Disclosure.

Item 8A         Controls and Procedures.                                                        23

Item 8B         Other Information                                                               24

PART III

Item 9          Directors and Executive Officers of Registrant.                                 24

Item 10         Executive Compensation.                                                         26

Item 11         Security Ownership of Certain Beneficial Owners and Management and              27
                Related Stockholder Matters.

Item 12         Certain Relationships and Related Transactions.                                 28

Item 13         Exhibits.                                                                       29

Item 14         Principal Accountant Fees and Services.                                         31

SIGNATURES                                                                                      32

EXHIBIT INDEX                                                                                   33

EXHIBITS                                                                                       E-1

FINANCIAL STATEMENTS                                                                           F-1

                                       INTRODUCTORY STATEMENT

NOTE REGARDING FORWARD LOOKING STATEMENTS:

Any  statements  contained  in this Form 10-KSB that do not  describe  historical  facts,  including without limitation  statements  concerning expected revenues,  earnings,  product  introductions and general market conditions,  may constitute forward-looking statements as that term is defined in the
Private  Securities  Litigation Reform Act of 1995. Any such  forward-looking  statements  contained herein are based on current  expectations,  but are  subject to a number of risks and  uncertainties that may cause actual results to differ materially from  expectations.  The factors that could cause actual future results to differ  materially  from current  expectations  include the following:  the
Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations;  fluctuations in demand for the Company's products and services;  the Company's ability to manage its growth; the Company's ability to develop,  market and introduce new and enhanced  products on a timely basis;  the  Company's  lack of customers;  and the ability of the Company to compete  successfully in the future.  Further  information on factors that could cause  actual  results to differ  from those  anticipated  is detailed  herein in Item 6, Risk
Factors,  and in various  filings  made by the  Company  from time to time with the  Securities  and
Exchange Commission. Any forward-looking statements should be considered in light of those factors.

ITEM 1.   BUSINESS

INTRODUCTION: THE COMPANY

Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add luminescence to existing and new products.

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from  incorporation  to August 13, 1998, the Company had no operations of any kind. On August
13, 1998, the Company  acquired 100% of the then  outstanding  Common Stock of Brightec SA (formerly
Lumitech SA,  "Brightec  SA") a company  founded in  Switzerland  in 1992,  which had  developed and patented certain  luminescence  technology.  In 2001, the Company ended all research and development and other  administrative  activities in Brightec SA. Brightec SA is currently engaged solely in the maintenance  and  preservation  of the patents and trademarks  utilized by the Company in connection with its Luminescent Product.

For accounting purposes,  the acquisition of Brightec SA was treated as a reverse acquisition of the
Company  by  Brightec  SA.  However,  the  Company  was the legal  acquirer  and,  accordingly,  the acquisition  was effected by the issuance of 4,000,000  shares of Common Stock,  $.001 par value, of the  Company.  As a result of this  transaction,  the  shareholders  of Brightec SA became  majority shareholders  of the Company,  owning 80% of the Company's  then issued  5,000,000  shares of Common
Stock. On August 14, 1998, the Company's  Board of Directors  authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech,  Inc. and authorized a five-for-one split of the
Company's then issued Common Stock,  increasing the Company's issued and outstanding Common Stock to
25,000,000 shares. The Company is authorized to issue 100,000,000 shares of Common Stock.

In late 1999, the Company relocated its headquarters,  operations and management to the metropolitan
Boston,  Massachusetts area because it believed the United States would offer the largest market for its  products.  During  fiscal years 2000,  2001 and 2002,  the Company had limited  operations  and limited  resources and had incurred  substantial  payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating  primarily to research and product  development costs and patent prosecution and maintenance  expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating  and settling the Company's  obligations owed to its major creditors in exchange for cash and shares of the Company's  Common Stock. See Part II, Item 5,
"Sales of  Unregistered  Securities".  In the second fiscal quarter of 2002,  the Company  engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent
Product.  During the first  quarter of 2003,  the Company  was able to  demonstrate  the  commercial
feasibility  of   manufacturing   its  Luminescent   Product  relying  on  third-party   subcontract
manufacturers.  In October  2003,  the Company  made its first  commercial  sale of its  Luminescent
Product which was used as a ticket medium for a major sports event which  occurred in early 2004. As of December 31, 2003, the Company was also in negotiations  with a large office products retailer to conduct a market  test on the  Company  Luminescent  Product  offered  in the form of  inkjet  paper
("Brightec Inkjet Paper") in approximately 600 stores  nationwide,  which commenced in February 2004 and ended on July 1, 2004.
                                                -4-

The Company operates from leased office space located at 8C Pleasant Street, South Natick, MA 01760, telephone number (508) 647-9710. As of December 31, 2003, the Company had one full-time employee and engaged several consultants to provide specialized  services and support for finance and accounting, manufacturing, research and development, marketing, business development and public relations.

The ability of the Company to  manufacture,  market and sell its  Luminescent  Products is dependent upon the  successful  raising of additional  capital by the Company,  as described in  "Management's
Discussion  and  Analysis  -  Liquidity  and  Capital  Resources".  As  discussed  in  Note 1 to the
Consolidated  Financial Statements,  this contingency,  among others, raises substantial doubt about the Company's ability to continue as a going concern. See also Part II, Item 6, "Risk Factors".

COMPANY'S PRODUCT

The  Company  markets  and sells  graphic  quality  printable  luminescent  films (the  "Luminescent
Product").  These films incorporate  luminescent,  or phosphorescent  pigments, and are based on the
Company's  proprietary and patented technology which enables prints to be of photographic quality by day and luminescent  under low light or night  conditions.  The Brightec Inkjet Paper version of the
Company's  Luminescent  Product is  typically  referred to as "paper"  although it is an all plastic construction.

The Company expects that its Luminescent  Product will be available for sale in a number of versions appropriate  for  commonly  used  commercial  and personal  printing  technology,  including  offset printing,  laser or inkjet printing,  plus a variety of "print on demand" digital technologies.  The
Company expects to offer its products in sheets and rolls to permit  customers to use Brightec films in existing production and set-up.

The availability of Brightec  products is dependent on the Company's  ability to successfully  raise additional  capital,  as described in "Management's  Discussion and Analysis - Liquidity and Capital
Resources". See also Part II, Item 6, "Risk Factors".

MARKETING AND SALES STRATEGY

Initially,  the Company is  marketing  its products  through a direct sales effort by the  Company's
President and several  consultants who are  stockholders of the Company and are active in support of the Company.  The Company's objective is to sell its Luminescent Product into the growing market for digital printing and specialty graphic media as well as to penetrate the broad market for commercial printing  media.  The Company  believes its products will compete  favorably with existing  products because it believes its products solve the  luminescent  industry's  long-standing  problems of poor graphic quality and low luminescent performance.

As of December 31, 2003, the Company had made its first  commercial sale and was in negotiation with a major office superstore  products retailer  concerning a market test of the Company's  Luminescent
Product. Although the value of the Company's first order was less than $60,000, the Company believes it was an important milestone in demonstrating a commercial application for the product and bringing visibility to both its product and the Company.

Additional  sales and marketing  activities are dependent on the Company's  ability to  successfully raise  additional  capital,  as described in  "Management's  Discussion and Analysis - Liquidity and
Capital Resources". See also Part II, Item 6, "Risk Factors".

RESEARCH AND DEVELOPMENT

During 2000 and early 2001,  the Company's  research and  development  efforts,  which took place in
Switzerland,  were focused on  demonstrating  the application of the Company's  concept of producing graphic-quality, printable luminescent films as envisioned in the Company's patents.

As of February 2001, the Company ceased all research and development  activities  because of lack of funds. No additional research and development  occurred until early 2002, when,  following a capital infusion  from a private  investor,  the  Company was able to shift its  development  efforts to the
United  States.  During  the last three  quarters  of 2002 and  during  all of 2003,  the  Company's principal  development  efforts were directed toward  establishing  the ability to have  luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for its products. During 2002 and 2003, the Company incurred research and development expenses of $39,791 and $129,481, respectively.

Continued  research and  development  activities  by the Company are  dependent  upon the  Company's successful raising of financing,  as described in "Management's  Discussion and Analysis - Liquidity
and Capital Resources". See also Part II, Item 6, "Risk Factors".

MANUFACTURING

By December 31, 2003, the Company had demonstrated  its ability to manufacture a commercial  product using third-party  manufacturers.  The Company acquires its luminescent  pigment raw material from a third-party  supplier  which is  converted to a coating  resin by a  third-party  manufacturer.  The coating is then  applied  by a  third-party  coater to a plastic  film and  ultimately  shipped to a converter for sizing. All raw materials and manufacturing services currently required by the Company are contracted on a purchase order basis.

Future  manufacturing  activities  are  dependent on the  Company's  ability to  successfully  raise additional  capital,  as described in "Management's  Discussion and Analysis - Liquidity and Capital
Resources". See also Part II, Item 6, "Risk Factors".

SOURCE OF RAW MATERIALS

The principal raw materials used by the Company in its Luminescent Product account for a majority of the total product cost. The luminescent pigments used in production are purchased from the Specialty
Materials Group of Honeywell, Inc. Plastics films and other raw materials, including coating resins, are purchased directly or through third-party subcontracting manufacturers.  The Company believes it is using the most advanced and environmentally friendly luminescent materials in its products.

All raw materials used in the Company's products are manufactured by leading companies in the United
States,  Europe,  and the Far East and  represent  items that are readily  available on a commercial basis.  Although the Company's  luminescent  pigments are obtained from a sole source supplier,  the
Company does not anticipate any problems  obtaining  materials  used in the  manufacturing  process.
Nevertheless,  disruptions of trade or other restrictions which might affect the availability of raw materials on a timely basis,  especially those sourced from overseas, and unforeseen price increases could substantially impair the Company's ability to deliver its products.

PATENTS AND TRADEMARKS

The Company's wholly-owned subsidiary,  Brightec SA, is the owner of all patents and trademarks used by the Company in the operation of its business.  Brightec SA received its initial  patent in France in August 1997.  Brightec SA's base patent covers an optical  filter  process which is applicable to all types of luminescent  prints  (photographic,  textile and  decoration),  as well as the products resulting  from the  implementation  of this process.  A European  procedure  patent has also issued providing coverage in fourteen principal countries as well as China, Mexico and Poland.

A United States patent covering  Brightec SA's initial claim relating to its proprietary  technology was issued in September 2003. Under United States patent conventions governing filings with multiple claims,  Brightec SA has filed a separate patent extension application covering its second claim and is likely to file one additional application.

Brightec  SA's initial  base patent  application  has been issued in a total of 22 countries  and is pending in Brazil,  Canada, and Japan. All issued patents,  with the exception of Poland,  expire in
2016.

In 1999, the Company and the co-inventor of the Luminescence product executed an agreement, amending a 1996 agreement,  thereby eliminating a requirement that the Company pay royalties  calculated as a percentage  of product  sales.  This  agreement  provided  for the  payment to said  co-inventor  of
$160,000,  and the issuance to said co-inventor of 800,000 shares of the Company's Common Stock with a value of $300,000.

Brightec SA has registered  its  "Brightec" and "Be Brilliant"  trademarks in more than 20 countries worldwide and intends to register other trademarks as they are introduced.

The Company also relies on trade secrets and technical  know-how in the  development and manufacture of our products  which we seek to protect,  in part,  through  confidentiality  agreements  with our employees, consultants, sub-contractors, and other parties.

The  Company  and  Brightec  SA may need to defend  Brightec  SA's  patent  and  trademarks  against infringement in one or more countries. This is a costly and time consuming process which the Company and Brightec SA may not have availability of sufficient funds to pursue.  See Part II, Item 6, "Risk
Factors".

SEASONALITY

The Company does not  anticipate any material  seasonality in its revenues  derived from the sale of its Luminescent Products with the possible exception of a greater demand during the third and fourth quarter  holiday season given the expected use of the  Luminescent  Products as an  enhancement  for
Christmas and New Year products which may induce a modest second half seasonality into the Company's sales pattern.

COMPETITION

The Company is not aware of any competing "luminescent" product that offers the same features as the
Company's Luminescent Product. Typical "glow-in-the-dark" offerings are based on earlier generation, zinc sulfide pigments which have an initial,  strongly-visible  glow lasting  approximately one hour and almost no afterglow.  These products have limited applicability in the kinds of graphic printing applications  for which Brightec  products are designed.  The Company does not know of any available
"glow in the dark" paper which provides a printable  surface which is suitable for producing graphic quality images.

Brightec films are based on strontium  aluminate  pigments  which have an initial,  strongly-visible glow of three to five hours and an after-glow which remains visible  overnight,  for eight to twelve hours. The Company's patented  technology  improves the quality of the emitted light for purposes of enhancing a printed  image,  and its  coatings  may be applied to  printable  surfaces  suitable for graphic quality printing, which differentiates the Company's films from the competition.

There are numerous competing films and papers that are not luminescent,  but that are widely used in advertising,  promotional  enhancement,  product  enhancement,  packaging  applications  and  inkjet applications of the type the Company will be targeting.  Many of these non-luminescent solutions are much less expensive than the Company's  offering.  Typical paper cardstock and other commodity print media are available  costing fractions of a cent per square inch, or in industry terms, less than $1 per "thousand square inches" (`MSI') and are approximately 1/10 as expensive as Brightec films.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars,  two specialty media,  designed to enhance existing or new  applications.  These products  are  believed  to sell for 10% - 50% below the  expected  initial  offering  price for the
Company's Luminescent Product. For high volume, more cost conscious applications, zinc sulfide based
"glow-in-the-dark"  products,  or overprinted prismatic films such as prismatic and glitter gratings will be important  alternatives  to the Company's  products.  These are typically  offered at prices which are believed to be 40% - 50% below the expected pricing for the Company's products.

Competing films and papers are currently  offered by existing  companies at established price levels that are likely to materially  influence  Brightec product pricing.  Many of these existing products are manufactured using processes and technologies  supported by companies,  which have significantly greater  resources than the Company and have been  established and known in the specialty and inkjet paper field for a number of years. See Part II, Item 6, "Risk Factors".

As in any technology  industry,  there may be numerous new technologies under development in imaging laboratories or by individual  inventors,  which  technologies  may render the Company's  technology obsolete.  The Company is not aware of any such competing  technology under development or which has been developed.

REGULATION
There are no governmental regulations which have a material impact on the operation of the Company's business.

EMPLOYEES
During the period from January 1, 2000 to December 31, 2003, the Company had one full-time employee, no part-time employees and engaged several  consultants to provide specialized  services and support for finance and accounting, manufacturing, research and development, marketing, business development and public relations.

ITEM 2.   PROPERTIES

At December 31, 2000,  the Company  leased  corporate  office space at 1601 Trapelo  Road,  Waltham,
Massachusetts.  In April 2001, the Company  negotiated an early  termination of its lease because of the  Company's  lack of  available  funds.  For the period from April 2001 through  March 2004,  the
Company had no corporate offices or other facilities.

In March 2004, the Company  commenced  leasing office space at its existing  location at 8C Pleasant
Street,  South  Natick,  Massachusetts  under an operating  lease with a lease term of eighteen (18)
months at an annual  rental of $23,796,  plus an  additional  amount  equal to the  increase in real estate taxes on such facilities above the base period. The Company has an option to renew this lease for one year at substantially the same rent.

ITEM 3.   LEGAL PROCEEDINGS
There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                               PART II

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
          OF EQUITY SECURITIES

COMMITMENTS TO ISSUE ADDITIONAL SECURITIES

At December 31, 2003, the Company's  authorized  capital stock  consisted of  100,000,000  shares of
Common Stock, $.001 par value, of which 98,283,620 shares were issued and outstanding.  The Company, as of such date, had also made  commitments to issue an additional  9,875,145 shares of Common Stock at such time as the Company is able to increase the number of authorized shares of its Common Stock.
The number of shares  committed  excludes  shares of Common  Stock  issuable  upon the  exercise  of outstanding options and warrants.

DIVIDENDS

The Company has never paid cash  dividends  on its Common  Stock and does not intend to do so in the foreseeable  future.  The Company  currently  intends to retain its earnings for the  operation  and expansion of its business.  The  Company's  continued  need to retain  earnings for  operations  and expansion is likely to limit the Company's ability to pay future cash dividends.

MARKET INFORMATION

The Company's  Common Stock is currently quoted on the National  Association of Securities  Dealers,
Inc. Over-the-Counter Bulletin Board "pink sheets" ("OTCBB") under the symbol ADLU.PK. The following table sets forth, as of the end of each quarter for the period from January 1, 2000 through December
31,  2003,  the  weighted  average of the price of the  Company's  Common  Stock on the OTCBB  "pink sheets".  The prices  represent  quotations  between dealers without  adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                        2000              2001            2002              2003
                                       Weighted Average Price

First Quarter         $2.5255           $.0299           $.0010            $.0300
Second Quarter          .8482            .0183            .0085             .0050
Third Quarter           .3764            .0210            .0200             .0001
Fourth Quarter          .1517            .0016            .0280             .4325

The shares of Common Stock are subject to various  governmental or regulatory body rules,  including the Securities Act of 1933 and  regulations  thereunder,  the Securities Act of 1934 and regulations thereunder, and rules promulgated by NASD, which may affect the liquidity of the shares.

HOLDERS

There were  approximately  691 holders of record of the  Company's  Common  Stock as of December 31,
2003.  On December 31, 2003,  the reported last sale price of the Common Stock on the OTCBB was $.50 per share.

SALES OF UNREGISTERED SECURITIES

The following  securities were sold by the Company during the four years ended December 31, 2003 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

2000
On January 24,  2000,  the Company  sold  500,000  shares of Common  Stock and a warrant to purchase
500,000 shares of Common Stock,  at an exercise  price of $1.00 per share,  to Marcel Boehnke for an aggregate purchase price of $375,000. The Warrant expired unexercised on March 31, 2000.

On April 19, 2000,  the Company sold 125,000  shares of Common Stock to Samuel Sellem for a purchase price of $1.00 per share or an aggregate purchase price of $125,000.

On June 28, 2000,  the Company  issued 10,000 shares of Common Stock with a value of $0.85 per share to Ann Quirk in  settlement  of a trade  payable due from the Company to Ms.  Quirk in the amount of
$8,500.

On August 22, 2000, the Company  issued 40,000 shares of Common Stock with a value of  approximately
$0.44 per share to Christoph  Bettag in  settlement  of a trade  payable due from the Company to Mr.
Bettag in the amount of $17,782.

On December 22, 2000,  Mathieu Poncet  exercised a warrant to purchase 10,000 shares of Common Stock at an exercise  price of $0.05 per share or an aggregate  exercise  price of $500.  This warrant had been issued in connection  with a loan by Mathieu  Poncet to the Company in the amount of $10,000 on
December 8, 2000.

2001
On January 2, 2001, January 26, 2001 and February 7, 2001, the Company issued 76,000,  1,000,000 and
1,600,000 shares,  respectively,  of Common Stock to Breakout  Investment  Marketing in exchange for investor relation services valued at an aggregate of $279,120 or $.104 per share.

On January 24, 2001, the Company issued  1,200,000  shares of Common Stock to iCapital  Corporation,
200,000 shares of Common Stock to Blaine Riley, 200,000 shares of Common Stock to Randall Letcavage,
200,000 shares of Common Stock to Rosemary Nguyen,  120,000 shares of Common Stock to David Keaveney and 80,000 shares of Common Stock to Scott Absher in exchange for  investment  banking and financial consulting  services  valued at an aggregate of $250,000.  In September  2004, the Company settled a dispute with iCapital  Corporation  and certain of the  individuals who had provided such consulting services  pursuant to which  195,000  shares of Common Stock owned by iCapital  Corporation,  85,000 shares of Common  Stock  owned by Blaine  Riley,  85,000  shares of Common  Stock  owned by  Randall
Letcavage  and 85,000  shares of Common Stock owned by Rosemary  Nguyen were redeemed by the Company for no consideration.

On November 1, 2001,  the Company sold  30,000,000  shares of Common Stock and a warrant to purchase
21,000,000 shares of Common Stock, at an exercise price of $0.0143 per share, to David Geffen for an aggregate purchase price of $300,000.

During  2001,  the Company  entered  into various  agreements  with a total of six  creditors of the
Company  pursuant to which the Company issued an aggregate of 1,625,000  shares of Common Stock with an  average  value of  approximately  $0.07  per share in  settlement  of  indebtedness  aggregating
$114,250.

During 2001, the Company also entered into various additional agreements with the following entities pursuant  to which the  Company  issued  shares of Common  Stock  with a value of $0.07 per share in settlement of the following indebtedness:

                                                -10-

        ---------------------------- -------------------------- --------------------------
               CREDITOR                    NUMBER OF SHARES            DEBT SETTLED
        ---------------------------- -------------------------- --------------------------
        Holding Canales b.v.                         2,536,000                   $177,500
        ---------------------------- -------------------------- --------------------------
        Luminescent Europe Tech, b.v.                  937,500                     65,625
        ---------------------------- -------------------------- --------------------------
        Socol SA                                       732,150                     51,250
        ---------------------------- -------------------------- --------------------------
        Holding Nijhuis                                625,000                     43,750
        ---------------------------- -------------------------- --------------------------
                                                     4,830,650                   $338,125
        ---------------------------- -------------------------- --------------------------

Holding  Canales b.v.,  Luminescent  Europe Tech,  b.v. and Socol SA were  affiliates of the Company during 2001 by virtue of their stock ownership interest in the Company.

2002
On January 4, 2002,  March 29,  2002,  July 25, 2002 and August 30,  2002,  David  Geffen  exercised warrants to purchase 14,000,000,  1,000,000,  2,500,000 and 3,500,000 shares,  respectively,  of the
Company's Common Stock, for an aggregate of 21,000,000  shares,  at an exercise price of $0.0143 per share for an aggregate exercise price of $300,300.

On February 5, 2002, the Company entered into an agreement with Robert Angell to issue 78,200 shares of Common Stock to Mr. Angell in exchange for financial consulting services valued at $23,815.

On April 2, 2002, the Company  entered into an agreement  with Louis Kronfeld to provide  consulting services  to the  Company in exchange  for the  issuance  by the Company to Mr.  Kronfeld of 260,000 shares of Common Stock  valued at $0.07 per share and 90,000  shares of Common Stock valued at $0.10 per share, for an aggregate value of $27,200.

On August 30, 2002,  the Company  entered into an agreement  with Nicolas  Eichenberger  pursuant to which the Company  issued 693,000  shares of Common Stock to Mr.  Eichenberger,  valued at $0.07 per share, in conversion of a loan to the Company by Mr. Eichenberger in the amount of $48,500.

On September 30, 2002,  the Company  entered into an agreement  with Louis Kronfeld and Artemis A.W.
Joukowsky  pursuant to which the Company  agreed to issue an  aggregate  of 71,500  shares of Common
Stock to each of Mr. Kronfeld and Mr. Joukowsky,  valued at $0.07 per share, in settlement of $5,000 in amounts due by the Company to each of Mr. Kronfeld and Mr. Joukowsky.

On September  30, 2002,  the Company  entered into an agreement  with Socol SA pursuant to which the
Company  agreed to issue 650,000  shares of Common Stock to Socol SA, valued at $0.07 per share,  in settlement of indebtedness due by the Company to Socol SA in the aggregate amount of $45,500.

On October 1, 2002, the Company  entered into an agreement with Mathieu Poncet pursuant to which the
Company  issued  100,000  shares of Common  Stock to Mr.  Poncet,  valued  at $0.10  per  share,  in conversion of indebtedness due by the Company to Mr. Poncet aggregating $10,000.

On  November  7, 2002,  the  Company  sold  200,000  shares of Common  Stock to the William J. Maier
SEP-IRA,  100,000 of Common  Stock to the Defined  Benefit  Pension  Plan of Francis M.  Neary,  and
200,000  shares of Common Stock to Real Sports,  Inc.  Defined  Benefit  Pension Plan for a purchase price of $0.10 per share or an aggregate purchase price of $50,000.

2003
On April 7, 2003,  the Company sold 200,000  shares of Common Stock to Richard  Stram for a purchase price of $0.10 per share or an aggregate purchase price of $20,000.

On June 9, 2003, the Company sold 250,000  shares of Common Stock to John  Zanardelli for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On July 18, 2003,  the Company sold to 250,000  shares of Common Stock to Frank and Mary Glynn for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On August 20, 2003,  the Company  sold 250,000  shares of Common Stock to Michael Mac Phillips for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On August 26, 2003,  the Company sold 125,000 and 75,000  shares,  respectively,  of Common Stock to
Eran Lobel and to Dina Loebl for a purchase price of $0.10 per share or an aggregate  purchase price of $20,000.

On August 28,  2003,  the Company  sold 30,000  shares of Common Stock to John Dunlop for a purchase price of $0.10 per share or an aggregate purchase price of $3,000.

On  September 1, 2003,  the Company  sold 30,000  shares of Common Stock to Mark Kick for a purchase price of $0.10 per share or an aggregate purchase price of $3,000.

On September 2, 2003,  the Company sold 30,000  shares of Common Stock to Roger Welch for a purchase price of $0.10 per share or an aggregate purchase price of $3,000.

On October 3, 2003,  the Company  sold  1,785,715  shares of Common  Stock and a warrant to purchase
3,571,430 shares of Common Stock, at an exercise price of $0.07 per share, to James and Peggy Galvin for an aggregate  purchase price of $125,000.  On November 5, 2003 and November 24, 2003,  James and
Peggy Galvin exercised warrants to purchase an aggregate of 3,571,430 shares of the Company's Common
Stock for an aggregate exercise price of $250,000. On November 5, 2003, in exchange for the exercise of the  warrants,  the Company  granted  James and Peggy  Galvin an  additional  warrant to purchase
3,500,000 shares of Common Stock at an exercise price of $0.10 per share.

On November 10, 2003 and November  13, 2003,  the Company sold 250,000 and 250,000  shares of Common
Stock,  respectively,  to  Thomas  and Mary  McGagh  for a  purchase  price of $0.10 per share or an aggregate purchase price of $50,000.

On November 13, 2003,  the Company sold 250,000 shares of Common Stock to Patrick and Mary Glynn for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On November 18, 2003, the Company sold 100,000 shares of Common Stock to Howard Smith for a purchase price of $0.10 per share or an aggregate purchase price of $10,000.

On November  26, 2003,  the Company sold 30,000 of Common Stock to Roy Dahl for a purchase  price of
$0.10 per share or an aggregate purchase price of $3,000.

On  November  26,  2003,  the  Company  sold  25,000  shares,  200,000  shares  and  75,000  shares, respectively,  of Common Stock to the William J. Maier SEP-IRA,  the Defined Benefit Pension Plan of
Francis Neary and Patrick  Kirwan for a purchase  price of $0.10 per share or an aggregate  purchase price of $30,000.

On November 28, 2003,  the Company sold 100,000 shares of Common Stock to Daniel Dowd for a purchase price of $0.10 per share or an aggregate purchase price of $10,000.

On November 30, 2003, the Company sold 1,000,000  shares of Common Stock to JJAR  Partnership  for a purchase  price of $0.10 per share or an aggregate  purchase price of $100,000.  In connection  with this  sale,  the  Company  paid  Mitzi  Kaitz a finders  fee in the  amount of 50,000  shares of the
Company's Common Stock.

On December 10, 2003,  the Company sold 250,000 shares of Common Stock to Frank and Mary Glynn for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On December 10, 2003,  the Company sold 250,000 shares of Common Stock to Thomas and Mary McGagh for a purchase price of $0.10 per share or an aggregate purchase price of $25,000.

On December 31, 2003, the Company  entered into an agreement with Orcutt P.C.  pursuant to which the
Company  issued  50,000  shares  of Common  Stock to Orcutt  P.C.,  valued  at $0.30 per  share,  in settlement of indebtedness owed by the Company to Orcutt P.C. in the aggregate amount of $15,000.

In December  2003, the Company agreed to issue 200,000 shares of Common Stock to each of the William
J. Maier  SEP-IRA  and  Patrick  Kirwan  valued at $0.25 per share or an  aggregate  of  $100,000 in exchange for services rendered to the Company.

In June,  2003,  the Company  entered into an agreement to issue  345,000  shares of Common Stock to
Element  Production,  Inc.  in  exchange  for  consulting  services  valued at $0.10 per share or an aggregate of $34,500. Under the agreement,  the Company agreed to issue an additional 108,000 shares of Common Stock to Element Production, Inc. in exchange for additional consulting services valued at
$0.25 per share or an aggregate of $27,000.

In August,  2003,  the Company  entered into an agreement to issue 150,000 shares of Common Stock to
Schwartz  Communications  in  exchange  for  consulting  services  valued at $0.10 per  shares or at aggregate of $15,000. In December, 2003, the Company agreed to issue an additional 150,000 shares of
Common  Stock to  Schwartz  Communications  valued  at $0.25 per share in  exchange  for  additional consulting services with an aggregate value of $37,500.

All shares of Common Stock issued by the Company were issued  without  registration  pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. All purchasers of shares of the Company's  Common Stock who purchased  such shares for cash  represented that they were acquiring the securities for investment and for their own account.  All purchasers of the Company's  Common Stock who are United States  residents and purchased such  securities for cash also  represented  to the  Company  that  they  were  accredited  investors  as of the  date of such investment.  A legend was placed on the stock  certificates  representing  all securities  purchased stating that the securities have not been registered  under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FACTORS THAT MAY AFFECT FUTURE RESULTS

ANY  STATEMENTS  CONTAINED  IN THIS FORM 10-KSB THAT DO NOT  DESCRIBE  HISTORICAL  FACTS,  INCLUDING
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
HEREIN ARE BASED ON CURRENT  EXPECTATIONS,  BUT ARE  SUBJECT TO A NUMBER OF RISKS AND  UNCERTAINTIES
THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM  EXPECTATIONS.  THE FACTORS THAT COULD CAUSE
ACTUAL FUTURE RESULTS TO DIFFER  MATERIALLY  FROM CURRENT  EXPECTATIONS  INCLUDE THE FOLLOWING:  THE
COMPANY'S ABILITY TO RAISE THE FINANCING REQUIRED TO SUPPORT THE COMPANY'S OPERATIONS; THE COMPANY'S
ABILITY TO ESTABLISH ITS INTENDED OPERATIONS;  FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS AND
SERVICES;  THE COMPANY'S ABILITY TO MANAGE ITS GROWTH; THE COMPANY'S ABILITY TO DEVELOP,  MARKET AND
INTRODUCE NEW AND ENHANCED  PRODUCTS ON A TIMELY BASIS;  THE  COMPANY'S  LACK OF CUSTOMERS;  AND THE
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE ACTUAL  RESULTS TO DIFFER FROM THOSE  ANTICIPATED IS DETAILED BELOW UNDER "RISK FACTORS"
AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND  EXCHANGE
COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

SELECTED FINANCIAL DATA

The following  selected  consolidated  financial data for each of the five years in the period ended
December 31, 2003 were  derived from the audited  Consolidated  Financial  Statements.  The selected consolidated  financial  data set forth below should be read in  conjunction  with the  Consolidated
Financial  Statements  and the Notes  thereto,  "Management's  Discussion  and Analysis of Financial
Condition and Results of Operations" and the other financial information appearing elsewhere in this
Annual Report on Form 10-KSB

                                                      For the Years ended December 31,
                                     -----------------------------------------------------------------
                                         2003         2002         2001          2000           1999
                                     -----------------------------------------------------------------

Sales to third parties                 $ 52,782          $ -          $ -           $ -           $ -

Cost of sales                            44,505            -            -             -             -
                                     -----------------------------------------------------------------

Gross profit                              8,277            -            -             -             -
                                     -----------------------------------------------------------------

Operating expenses
   Research and development             129,481       39,791       10,577        49,460       674,332
   Selling and marketing                244,023            -        7,041        61,815       266,688
   General and administrative           455,890      285,460      639,803       880,603     3,256,907
                                     -----------------------------------------------------------------
                                        829,394      325,251      657,421       991,878     4,197,927
                                     -----------------------------------------------------------------

Operating loss                         (821,117)    (325,251)    (657,421)     (991,878)   (4,197,927)
                                     -----------------------------------------------------------------

Other income (expense)
   Forgiveness of debt                        -       21,752      300,998             -
   Interest income                       11,000       10,674        6,000        14,000
   Foreign exchange losses                    -       (9,634)           -             -
   Interest expense                     (13,774)      (5,678)     (24,389)      (58,930)      (76,783)
                                     -----------------------------------------------------------------
                                         (2,774)      17,114      282,609       (44,930)      (76,783)
                                     -----------------------------------------------------------------

Net loss                             $ (823,891)  $ (308,137)  $ (374,812)  $(1,036,808)  $(4,274,710)
                                     =================================================================

Basic and diluted net loss per share    $ (0.01)       $0.00      $ (0.01)      $ (0.03)      $ (0.16)
                                     =================================================================

Weighted average number of shares
  used in comutation of basic and
  diluted net loss per share         96,766,929    90,457,297   42,061,881    32,123,688     27,535,735
                                     ==================================================================

OVERVIEW
Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add  luminescence  to existing or new products.  The Company  manufactures  through third-party  manufacturers,  markets and sells  graphic  quality  printable  luminescent  films (the
"Luminescent  Product").  These films are based on the Company's proprietary and patented technology which enables prints to be of photographic  quality by day and luminescent  under low light or night conditions.  The Company expects that its Luminescent Product will be available for sale in a number of versions  appropriate for commonly used commercial and personal  printing  technology,  including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies.
The Company expects to offer its products in sheets and rolls.

In late 1999, the Company relocated its headquarters,  operations and management to the metropolitan
Boston,  Massachusetts area because it believed the United States would offer the largest market for its  products.  During  fiscal years 2000,  2001 and 2002,  the Company had limited  operations  and limited  resources and had incurred  substantial  payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating  primarily to research and product  development costs and patent prosecution and maintenance  expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating  and settling the Company's  obligations owed to its major creditors in exchange for cash and shares of the Company's  common stock. See Part II, Item 5,
"Sales of  Unregistered  Securities".  In the second fiscal quarter of 2002,  the Company  engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent
Product.  During the first  quarter of 2003,  the Company  was able to  demonstrate  the  commercial
feasibility  of   manufacturing   its  Luminescent   Product  relying  on  third-party   subcontract
manufacturers.  In October  2003,  the Company  made its first  commercial  sale of its  Luminescent
Product,  which was used as a ticket medium for a major sports event,  which occurred in early 2004.
As of December 31, 2003, the Company was also in negotiations  with a large office products retailer to conduct a market  test on the Company  Luminescent  Product  offered in the form of inkjet  paper
("Brightec Inkjet Paper") in approximately 600 stores  nationwide,  which commenced in February 2004 and ended on July 1 2004.  Additional sales and marketing  activities are dependent on the Company's ability to successfully  raise  additional  capital,  as described in  "Management's  Discussion and
Analysis - Liquidity and Capital Resources". See also Part II, Item 6, "Risk Factors".

GOING CONCERN CONSIDERATION
Investors in the Company should take into account that the Company has a working  capital deficit of
$101,000 and an  accumulated  deficit of $8,355,000  at December 31, 2003,  and recurring net losses since  inception.  The future  viability of the Company is dependent  upon the Company's  ability to obtain additional  financing and achieve  profitability in future  operations.  These  circumstances raise doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES
This section entitled  "Management's  Discussion and Analysis of Financial  Condition and Results of
Operations" addresses the Company's consolidated  financial statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the United  States of America.  The preparation of these statements requires management to make judgments,  estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated  financial  statements and disclosed in the accompanying notes. The Company believes that the following accounting policies are  critical to the  preparation  of the  Company's  consolidated  financial  statements  and other financial  disclosure.  The  following  is not  intended  to be a  comprehensive  list of all of the
Company's  significant  accounting  policies,  which  are  more  fully  described  in  Note 2 to the consolidated financial statements.

REVENUE RECOGNITION

The Company generally recognizes product revenue at the time of shipment to the customer.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has very few  customers  in a limited  number of industry  segments  and,  therefore,  a downturn in any one segment or with respect to the  operations  of any one customer  could result in higher than  expected  customer  defaults,  which would  result in the need to revise the  Company's allowance for doubtful accounts.

ALLOWANCE FOR SALES RETURNS

Since the Company relies on a single product and has had limited product sales to date, there can be no assurance that its product will be commercially  accepted in the marketplace,  which could result in the Company being  required to accept product  returns,  resulting in the need to accrue for such returns.

INVENTORIES

The Company is in the early  stages of  developing  its  manufacturing  processes,  with the goal of improving  quality and reducing  production  costs.  Inventories  will  periodically be reviewed for obsolescence and for lower of cost or market  adjustments.  Any such adjustments would result in the write down of inventories.

INCOME TAXES

The  Company  has a history of losses.  These  losses  generated  sizeable  federal  and foreign net operating  losses  ("NOL")  carryforwards  as of December  31,  2003,  which  amounts  have not been determined because the Company does not have the required information. The Company has not filed its federal and state tax returns for 2003, 2002 and 2000 and the tax return filed for 2001 will need to be amended.

Generally  accepted  accounting  principles  require that the Company  record a valuation  allowance against the deferred income tax asset associated with these NOL carryforwards and other deferred tax assets if it is "more likely than not" that the Company will not be able to utilize NOL carryforward to offset future income taxes. Due to the Company's history of unprofitable operations, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial  Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS)
Nos. 149  "Amendment of Statement  133 on Derivative  Instruments  and Hedging  Activities"  and 150
"Accounting for Certain Financial  Instruments with Characteristics of both Liabilities and Equity".
The FASB also issued  Interpretations  45 "Guarantor's  Accounting and Disclosure  Requirements  for
Guarantees,  Including  Indirect  Guarantees of  Indebtedness of Others" and 46  "Consolidations  of
Variable Interest Entities". The Company does not expect implementation of these standards to have a material impact on the Company's financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

REVENUES:
The Company had no revenues in 2000 or 1999 due to the limited nature of the Company's operations as described above.

GROSS PROFIT:
Due to the limited  nature of the Company's  operations  described  above,  the Company  recorded no revenues and therefore no gross profit in 2000 or 1999.

RESEARCH AND DEVELOPMENT EXPENSES:
The Company had limited  resources and  significantly  reduced its research and  development  effort during  2000.  Research  and  development  expenses  decreased  by $624,872 in 2000 to $49,460  from
$674,332 in 1999. The research and development expenses in 2000 are related to salaries and supplies involved  in the  limited  development  efforts,  which took  place in  Switzerland  and  focused on demonstrating  the  application  of the Company's  concept of producing  graphic-quality,  printable luminescent films and product testing.

SELLING AND MARKETING EXPENSES:
Selling and  marketing  expenses  consist  primarily  of  compensation,  marketing  and  promotional materials and an allocation of facility related expenses.  Selling and marketing  expenses decreased by $204,873 in 2000 to $61,815 from $266,688 in 1999.  The decrease in 2000 in selling and marketing expenses is primarily due to the Company's limited operations and limited resources.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses consist  primarily of compensation of the Company's  executive officers and employee,  legal and accounting costs and an allocation of facility  related  expenses.
General and  administrative  expenses decreased by $2,376,304 in 2000 to $880,603 from $3,256,907 in
1999. The decrease in general and administrative expenses is due primarily to a decrease of non-cash charges of $2,761,218  in 2000 to $213,782 from  $2,975,000 in 1999 relating to the shares issued to the  co-inventor  and to Socol SA for the  transfer  of  technology  and  know-how to the Company of
$2,175,000 and  approximately  $800,000 in  compensation  expense  related to the issuance of Common
Stock and options to purchase Common Stock to consultants. The non-cash expenses of $213,782 in 2000 are related to the repricing of stock options in connection  with the  resignation of an officer and the vesting of options to purchase Common Stock to consultants.

INTEREST EXPENSE
Interest  expense  incurred on amounts due to related  parties and the Company's bank line of credit was $59,000 net against other interest of $14,000,  and $76,783 in the years ended December 31, 2000 and 1999, respectively.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

REVENUES:
The  Company had no revenues in 2001 or 2000 due to the  Company's  limited  operations  and limited resources.

GROSS PROFIT:
Due to the Company's limited operations and limited resources,  the Company recorded no revenues and therefore no gross profit in 2001 or 2000.

RESEARCH AND DEVELOPMENT EXPENSES:
During the first quarter, the Company ceased its research and development activities because of lack of funds.  Research and development expenses decreased by $38,883 in 2001 to $10,577 from $49,460 in
2000. The research and development expenses in 2001 are related to salaries and other administrative costs in connection with the closing of its Swiss development activities.

SELLING AND MARKETING EXPENSES:
Selling and marketing  expenses  consist  primarily of consultant  fees and  promotional  materials.
Selling and  marketing  expenses  decreased by $54,774 in 2001 to $7,041 from  $61,815 in 2000.  The decrease in selling  and  marketing  expenses  in 2001 is due  primarily  to the  Company's  limited operations and limited resources.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consist  primarily  of  compensation  of the  Company's  sole executive officer and employee, consultant, legal and accounting costs and an allocation of facility related expenses. General and administrative expenses decreased by $240,800 in 2001 to $639,803 from
$880,603 in 2000.  The  decrease  in general  and  administrative  expense is due  primarily  to the
Company's limited operations and limited  resources,  offset by non-cash charges in 2001 of $279,000 and $108,500  relating to the shares of the Company's Common Stock issued in exchange for consulting services from an investor relations firm and financial firm, respectively.

OTHER INCOME:
At the end of 2001,  the  Company  entered  into  settlement  agreements  with the  majority  of the
Company's creditors resulting in a total forgiveness of debt of $300,998, of which $188,405 resulted from the Company's  settlement  with a Swiss bank and $112,593  related to  settlement  with various other creditors.

INTEREST EXPENSE
Interest  expense  incurred on amounts due to related  parties and the Company's bank line of credit was $24,000 net against other interest of $6,000,  and $59,000 net against other interest of $14,000 in the years ended December 31, 2001 and 2000, respectively.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

REVENUES:
The  Company had no revenues in 2002 or 2001 due to the  Company's  limited  operations  and limited resources.

GROSS PROFIT:
Due to the Company's limited operations and limited resources,  the Company recorded no revenues and therefore no gross profit in 2002 or 2001.

RESEARCH AND DEVELOPMENT EXPENSES:
Following a capital infusion,  the Company re-started  limited research and development  activities, shifting from its previous Swiss activities to a development  effort in the United States.  Research and development  expenses increased by $29,214 in 2002 to $39,791 from $10,577 in 2001. The expenses in 2002 related  primarily to non-cash  consultant fees in connection with the transfer of the Swiss know-how to the United States and development  efforts  directed toward  establishing the ability to have luminescent films manufactured on a commercial basis.

SELLING AND MARKETING EXPENSES:
The Company had no selling and marketing  expenses in 2002 due to the Company's  limited  operations and limited resources.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consist  primarily of the  compensation of the Company's sole executive officer and employee,  consultants, legal and accounting costs. General and administrative expenses  decreased by $354,343 in 2002 to $285,460 from  $639,803 in 2001.  The decrease in general and  administrative  expenses is due  primarily to non-cash  charges of $24,000 in 2002  relating to accounting  consulting  services  compared to non-cash  charges for  consulting  services in 2001 of
$387,500.

OTHER INCOME:
During  2002,  the Company  entered  into a  settlement  agreement  with a Swiss bank  resulting  in forgiveness of debt of $21,752.

INTEREST EXPENSE
Interest  expense  incurred on amounts due to related  parties was $5,678 in 2002,  compared to bank interest  expense of $24,000  netted  against other  interest of $6,000 in 2001,  respectively.  The decrease in interest expense is primarily due to the settlement and partial  forgiveness of $180,000 of bank  indebtedness  related to Brightec SA. In January 2002, the Company entered into a long-term debt agreement  with a related party who assumed the remaining  portion of the Company's debt to the
Swiss bank. The amount  borrowed was 200,000 Swiss francs  ($121,914),  and the agreement  calls for repayments  of 2,000 Swiss  francs  each  January 1 and July 1 plus  interest on the unpaid  balance payable  quarterly at 4.25%. At December 31, 2002,  $141,690 was outstanding.  At each balance sheet date, the outstanding debt in Swiss francs is converted to US dollars,  and any required  adjustment is  recorded in the  cumulative  translation  adjustment  account  within the equity  section of the balance sheet.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

REVENUES:
In October 2003, the Company made its first commercial sale of its Brightec  Luminescent film, which was used as a ticket medium for a major sports event,  which occurred in early 2004. Revenue for the year ended December 31, 2003 was $52,782 compared to no revenue in 2002.

GROSS PROFIT:
The Company  recorded its first  commercial sale in October 2003. The Company's gross profit on this sale was approximately  16%. The Company's cost of sales was negatively  impacted by the need to use un-tested raw materials which resulted in a higher  manufacturing  yield loss than anticipated.  The
Company was also required to reduce its Luminescent  Product sale price to compete with  alternative non-Luminescent  specialty  media  available on the graphic  market.  In order to increase its gross profit percentage the Company will need to improve its manufacturing processes and lower the cost of its raw materials.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses increased by $89,690 in 2003 to $129,481 from $39,791 in 2002. The expenses in 2003 are related to consultant fees,  manufacturing  trials and supplies involved in the principal  development  efforts of demonstrating  the commercial  feasibility of  manufacturing  the
Company's luminescent films and qualifying raw materials.

SELLING AND MARKETING EXPENSES:
The Company commenced limited selling and marketing  activities in 2003 following a capital infusion and verification of its ability to manufacture  Luminescent films on a commercial basis. Selling and marketing  expenses were $244,023 in 2003 compare to no expenses in 2002 and consisted  primarily of expenses  incurred for a marketing  and  corporate  branding  consultant  and  expenses  incurred in connection with  establishing a public relation  campaign to support the United States launch of the
Brightec brand name and products.  Selling and marketing  expenses  consisted of non-cash charges of
$189,000 relating to the issuance of and commitment to issue shares of the Company's Common Stock in exchange for consulting services.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses consist primarily of the compensation of executive officer and employee,  consultants, legal and accounting costs. General and administrative expenses increased by
$170,430 in 2003 to $455,890  from  $285,460 in 2002.  The  increased in general and  administrative expense is due primarily to increase in the  compensation  of the President and expenses  related to professional fees and consulting services, including fees paid to an affiliate of the Company.

INTEREST EXPENSE
Interest  expense  incurred  on amounts  due to related  parties was $13,800 and $5,700 in the years ended December 31, 2003 and 2002,  respectively.  The increase in interest expenses is primarily due to the Company borrowing  $104,000 from David Geffen,  the Company's  principal  stockholder,  under convertible demand promissory notes,  which bear interest of 8%. At December 31, 2003,  $104,000 was outstanding under these short terms notes. At December 31, 2003 and 2002, respectively, $156,704 and
$141,690, was outstanding under the Company's long-term debt from the mother-in-law of the Company's
President.  At each  balance  sheet date,  the  outstanding  debt in Swiss francs is converted to US dollars,  and any required adjustment is recorded in the cumulative  translation  adjustment account within the equity section of the balance sheet.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2003:
Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its Common Stock,  warrants to purchase  shares of the Company's  Common Stock and debt securities.  The Company has raised,  from inception through December 31, 2003,  cumulative net cash proceeds  from the sale of its equity of  approximately  $3.6  million.  The  Company's  net working capital  deficit at December  31, 2003 was $101,367  compared to a deficit of $203,756 in 2002.  The
Company's  authorized  capital  stock  consists  of  100,000,000  shares  of  Common  Stock of which
98,283,620  shares of Common Stock were issued and  outstanding at December 31, 2003. As of December
31, 2003, the Company had also made  commitments to issue an additional  9,875,145  shares of Common
Stock at such time as the Company is able to increase the number of authorized  shares of its Common
Stock. The number of shares committed  excludes shares of Common Stock issuable upon the exercise of outstanding options and warrants.  Amounts received for these additional committed shares which were purchased  for cash have been  received by the  Company  and are  reflected  in the  Company's  2003 financial  statements as Common Stock  subscribed.  Amounts received for these additional  committed shares,  which were  agreed to be issued in exchange  for  consulting  services  or in exchange  for settlement  of  obligations  owed by the Company,  are  reflected in the  Company's  2003  financial statements as liability for shares to be issued.

Cash and cash  equivalents  increased  to $335,803 at December  31, 2003 from $1,202 at December 31,
2002. Net cash used in operating activities for the year ended December 31, 2003 was $330,688

Net cash provided by financing  activities  for the year ended  December 31, 2003 was  approximately
$653,297  The net cash  provided  of  $727,000  was  primarily  the result of cash  received  in the
Company's financing.

ABILITY TO CONTINUE AS A GOING CONCERN

At December 31, 2003,  the Company has  generated  minimal  revenues  from  commercial  sales of the
Company's  products.  To date,  the  Company's  operations  have  generated  accumulated  losses  of
$8,355,000.  At December 31, 2003, the Company's  current  liabilities  exceed its current assets by
$101,367.  The Company's  ability to remedy this condition is uncertain due to the Company's current financial  condition.  These  conditions  raise  substantial  doubt about the  Company's  ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal  stockholders or by raising  additional debt or equity  securities as described below.
The Company is continuing  discussions with investors in its effort to obtain additional  financing.
However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary  financing to effectively  market and produce Brightec products,  to establish profitable  operations and to generate positive operating cash flows. If the
Company  fails to raise funds or the Company is unable to generate  operating  profits and  positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying  value of its assets.  Management  believes that it will be successful in raising the  necessary  financing to fund the  Company's  operations  through the 2005 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY
The Company had no line-of-credit facilities as of December 31, 2003.

COMMITMENTS
The Company had no material capital expenditure commitments as of December 31, 2003.

EFFECTS OF INFLATION
Management  believes that financial  results have not been  significantly  impacted by inflation and price changes.

RISK FACTORS

         THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS
POTENTIAL FOR FUTURE SUCCESS.

         The Company  commenced sales of its first product late in the fourth quarter of fiscal 2003 and has had limited product sales to date. There is limited historical  financial  information about the Company upon which to base an  evaluation  of the  Company's  performance  or to make a decision regarding an  investment  in shares of the  Company's  Common  Stock.  The Company has  generated an accumulated deficit of approximately  $8,355,000 through its fiscal year ended December 31, 2003. To date, the Company's  operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance.  The Company's business will be subject to all the problems,  expenses, delays and risks  inherent in the  establishment  of an early stage business  enterprise,  including limited capital, delays in product development,  manufacturing,  costs overruns,  price increases in raw materials and unforeseen  difficulties in  manufacturing,  uncertain  market  acceptance and the absence of an operating  history.  Therefore,  the Company may never achieve or maintain  profitable operations,  and the  Company may  encounter  unforeseen  difficulties  that may deplete its limited capital more rapidly than anticipated.

         THE COMPANY WILL REQUIRE  ADDITIONAL  CAPITAL,  AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE,
THE COMPANY MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         To become  and  remain  competitive,  the  Company  will be  required  to make  significant investments in the Company's infrastructure, including hiring employees to provide sales, marketing, product  development and financial  reporting  services on an ongoing basis. The Company does not at this time have any  committed  sources  of  financing.  There can be no  assurance  that  additional necessary  financing will be attainable on terms  acceptable to the Company in the future or at all.
If financing is not  available on  satisfactory  terms,  the Company may be unable to operate at its present level, market or sell its products,  establish or maintain a system of financial controls or develop and expand its  business,  develop new  products or develop new markets,  and its  operating results may be adversely  affected.  Debt financing,  if available,  increases  expenses and must be repaid regardless of operating  results.  The availability of debt or equity financing is uncertain, and successful equity financing would result in additional  dilution to existing  stockholders.  The losses  incurred to date,  the  uncertainty  regarding the ability to raise  additional  capital and questions  concerning  the  Company's  ability to generate net income and  positive  cash flows from operations  indicate  that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's report of independent registered public accounting firm, as of and for the year ended December 31, 2003, also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

         THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.

         As of December 31, 2003, the Company had only one full-time  employee and several part-time consultants.  The Company has not had  sufficient  resources to hire  additional  employees  and the
Company's  continued  inability to hire additional  employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

         THE COMPANY HAS LIMITED FINANCIAL AND OPERATIONAL CONTROLS.

         The  Company  has  been  unable  to  attract  additional  directors  and  has no  audit  or compensation  committees.  In addition, the Company's sole employee has limited financial experience and the Company currently lacks an adequate system of internal financial or management controls. The
Company does not have an accounting  department but relies on outside bookkeeping services to record financial  activity and  consultants to assist in the  preparation  with financial  statements.  The
Company has received a letter from its independent registered public accountants indicating that the
Company has material weaknesses with respect to (1) accurately  recording  day-to-day  transactions,
(2) the lack of segregation  of duties,  (3) the approval of  significant  transactions  in a timely manner by the Company's board of directors and (4) the preparation of its financial statements in an accurate and timely fashion.  If the Company is unable to raise additional capital, it will not have sufficient  resources to implement an adequate system of internal  management and financial controls and will be unable to hire employees with adequate financial and accounting experience.

         THERE EXISTS SIGNIFICANT CONCENTRATION OF OWNERSHIP OF THE COMPANY'S COMMON STOCK.

         One of the  Company's  stockholders,  David Geffen,  owns a  significant  percentage of the
Company's  outstanding  Common Stock.  As a result,  this  stockholder  may be able to influence the outcome of matters requiring stockholder approval,  including the election of directors and approval of significant corporate transactions. This concentration of ownership of the Company's Common Stock may have the effect of impacting the  probability  and timing of a change in control of the Company.
This could  deprive the  Company's  stockholders  of an  opportunity  to receive a premium for their
Common  Stock as part of a sale of the Company and might  otherwise  affect the market  price of the
Company's Common Stock.

         THE  COMPANY'S  PRODUCTS  MAY NOT BE ACCEPTED BY THE MARKET AND THE COMPANY HAS HAD LIMITED
PRODUCT SALES TO DATE.

         The Company relies on a single product and has had limited  product sales to date.  Because the  Company  has only  commenced  limited  marketing  of its  Luminescent  Product,  it can give no assurance that this product will be commercially  accepted in the marketplace or that the market for its product will be as large as expected by the Company.

         THE COMPANY RELIES ON THIRD-PARTY MANUFACTURERS TO PRODUCE ITS PRODUCTS.

         The Company  currently has no  manufacturing  facilities  and relies on several third party manufacturers to produce the Company's Luminescent Product.  Loss of these manufacturing  facilities would have a significant adverse effect on the Company's operations.  There can be no assurance that the Company's third party manufacturers will continue to manufacture the Company's products.

         THE COMPANY RELIES ON PATENTS,  LICENSES AND  INTELLECTUAL  PROPERTY  RIGHTS TO PROTECT ITS
PROPRIETARY INTERESTS.

         The Company's  future success depends in part on its ability to maintain  patents and other intellectual property rights covering its Luminescent  Products.  There can be no assurance that the
Company's  patents and patent  applications are sufficiently  comprehensive to protect the Company's products.  The process of seeking further patent  protection can be long and expensive and there can be no assurance  that the Company  will have  sufficient  capital  resources to cover the expense of patent  prosecution or maintenance for its  applications or existing patents or that all or even any patents will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to the Company.  The Company's limited financial resources may limit the Company's ability to bring any action to enforce its current patents.

         THE COMPANY IS DEPENDENT UPON A SOLE SOURCE FOR RAW MATERIALS TO MANUFACTURE IT PRODUCTS.

         The principal raw materials used by the Company in connection  with the  manufacture of its
Luminescent  Product is  purchased  from a sole  source  supplier.  The  unavailability  of such raw material or significant price increases of such raw material would have a material adverse effect on the Company's business. The Company currently has no secondary source for such raw material.

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT  DILUTION
TO OTHER HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.

         As of December 31, 2003, warrants and options to acquire a total of 4,500,000 shares of the
Company's Common Stock were  outstanding.  As of such date, the Company had also made commitments to issue an additional 9,875,145 shares of Common Stock to investors in the Company at such time as the
Company is able to increase  the number of shares of the  Company's  authorized  Common  Stock which require the approval of the Company's stockholders.  The existence of such stock options,  warrants, and commitments  could adversely  effect the price at which shares of the Company's Common Stock may be sold or the  ability  of the  market to absorb  such  additional  shares of Common  Stock if such investors  decide to sell such  shares  and the terms on which the  Company  can  obtain  additional financing.

         THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK.

         The Company's Common Stock is thinly traded and may experience price volatility which could effect a  stockholders  ability to sell the  Company's  Common Stock or the price at which it may be sold.  There has been and may  continue to be a limited  public  market for the Common  Stock of the
Company.  The shares of the Company's Common Stock are not traded on any established  market and the
Company's  Common Stock was delisted from the NASDAQ small cap market in 2001 due to  non-compliance with certain continuing listing requirements.  The Company's Common Stock is currently quoted on the
"pink sheets" under the symbol "ADLU.PK".

         THE  COMPANY'S   FAILURE  TO  COMPETE   EFFECTIVELY   MAY  LIMIT  ITS  ABILITY  TO  ACHIEVE
PROFITABILITY.

         Competition in the area in which the Company expects to market the Luminescent  Products is intense, and the Company's competitors have substantially greater resources than the Company.

         THE COMPANY IS DEPENDENT ON ITS FOUNDER AND KEY EMPLOYEE.

         The success of the Company is dependent  upon the  continued  availability  of its founder,
Patrick Planche.  The  unavailability  of Patrick Planche or the Company's  inability to attract and retain other key employees could severely affect the ability of the Company to carry on its business as currently conducted and proposed to be conducted.

ITEM 7.  FINANCIAL STATEMENTS

The Company's  financial  statements,  and the report of Carlin,  Charron & Rosen, LLP,  independent registered public accounting firm,  referred to in the accompanying  Index to Financial  Statements, are attached to this Form 10-KSB commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

ITEM 8a.  CONTROLS AND PROCEDURES

         During the last five years, the Company did not have an accounting department,  but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation  of its  financial  statements.  The Company has received a letter from its  independent registered public  accounting firm indicating that the Company has material  weaknesses with respect to (1) accurately recording day-to-day transactions,  (2) the lack of segregation of duties, (3) the approval of significant  transactions in a timely manner by the Company's Board of Directors and (4)
the  preparation  of its  financial  statements,  in an accurate and timely  fashion.  The Company's management agrees with the assessment of the Company's independent registered public accounting firm and is developing a plan to address these material weaknesses.

ITEM 8b.  OTHER INFORMATION

              Not applicable.

                                              PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers of the Registrant

During the fiscal years ended December 31, 2000, December 31, 2001, December 31, 2002 and December
31, 2003, Patrick Planche was the Company's sole employee and sole executive officer.

The positions held by each director and executive officer of the Company as of December 31, 2003 are stated below:

NAME                                AGE               POSITION WITH THE COMPANY
----                                ---               -------------------------
Patrick Planche                     41                President, Chief Executive
                                                      Officer, Treasurer and Director

Francois Planche                    48                Secretary and Director

Patrick Planche has been President,  Chief  Executive  Officer,  and a director of the Company since
August  1998.  He is the  President,  a  director  and  co-founder  of the  Company's  wholly  owned subsidiary,  Brightec  S.A.  which was  organized  in 1992 and is the legal owner of the patents and trademarks  used by the Company in connection  with its business.  Patrick Planche is the brother of
Francois Planche.

Francois  Planche  has been  secretary  and a director  of the  Company  since  August 1998 and is a director and co-founder of the Company's  wholly owned  subsidiary,  Brightec SA. Patrick Planche is the brother of Francois Planche.

The Company's  by-laws  provide that all  directors  are elected each year at the annual  meeting of shareholders.  The Company's by-laws also provide that all officers are elected at the first meeting of the board of directors following the annual meeting of shareholders and hold office for one year.
The Company's last annual meeting of  shareholders  took place on May 28, 1999. The Company does not have an audit  committee of its board of directors  and the entire board of directors of the Company acts as the Company's audit committee. The Company does not have an audit committee financial expert serving on its board of  directors.  The  Company  has been  unable to  attract  an audit  committee financial  expert  to serve on its board of  directors  as a result of its  limited  operations  and financial resources.

The Company has not yet adopted a code of ethics  applicable  to its  principal  executive  officer, principal  financial officer,  principal  accounting  officer or controller.  The Company expects to examine its corporate  governance  and other  policies and  procedures  that will relate to a larger enterprise  at such time as it is able to  attract  additional  members  to its board of  directors.
Following  such  examination,  the  Company  expects  to adopt a code of  ethics  applicable  to all directors, officers and employees.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

              Section 16(a) of the Exchange Act requires the Company's  directors and officers,  and persons who own more than 10% of a registered  class of the  Company's  equity  securities,  to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors  and greater than 10%  stockholders  are required by  Securities  and Exchange  Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

              Based solely on the Company's  review of the copies of the forms received by it during the fiscal years ended December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003
and written  representations  that no other reports were  required,  the Company  believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's  Common Stock complied with all Section 16(a) filing  requirements  during such fiscal years, except with respect to the following filings:  David Geffen,  beneficial owner of more than 10% of the Company's  Common Stock,  failed to timely file an initial report on Form 3 and ten reports on Form 4, Patrick  Planche,  the President and Chief Executive  Officer and Director of
the Company,  failed to timely file three reports on Form 4 and Francois Planche,  a Director of the
Company as of December 31, 2003, failed to timely file three reports on Form 4.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company has not constituted a Compensation  Committee from its members and,  accordingly,  the  following  is the report of the  entire  Board of  Directors.  The Board of
Directors is responsible for reviewing the compensation of the executive officers of the Company.

Compensation  Philosophy.  The Company has not developed a formal plan for the  compensation  of the
Company's  management,  as its primary  focus,  and  application  of working  capital,  has been the development of its products and markets.  In structuring  any  compensation  program for management, however, the Board of Directors will seek to establish compensation policies that provide management with a performance  incentive,  and that align the interests of senior  management with  stockholder interests.  Such program will include salary and annual  incentives as its basic  components and, in establishing the total amount and mix of these  components of  compensation,  the Board of Directors expects to consider the past  performance  and  anticipated  future  contribution  of each executive officer.

Salary.  The salaries of the executive officers of the Company are reviewed annually by the Board of
Directors.  The Board has not considered  compensation  levels for  comparable  positions at similar companies in  determining  compensation  levels for  management.  Instead,  compensation  levels for executive  officers  have been  based on the  Board's  assessment  of the  Company's  liquidity  and corresponding ability to compensate its executive officers at any level.

Annual  Incentives.  The Board  historically  has never  approved or, thus far,  even  considered an executive  incentive plan which would provide executive officers of the Company with the opportunity to earn  specified  percentages  of their base salary  based upon  targeted  financial  goals or the achievement of individual  objectives and a subjective  assessment of the  executive's  performance.
There were no incentive  awards or bonuses paid in the fiscal years ended  December 31, 2000,  2001,
2002 and or 2003.

Compensation of the Chief Executive  Officer.  Mr. Patrick  Planche's  salary for fiscal years ended
December 31, 2000,  December 31, 2001, December 31, 2002 and December 31, 2003 was determined by the
Board based upon the  Company's  working  capital  limitations,  and was not intended to reflect the
Board's view of his value to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

The Company does not currently pay cash or other compensation to its directors.

Executive Compensation

The following table sets forth the aggregate cash  compensation  paid by the Company with respect to the fiscal years ended December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003
to the Chief Executive Officer.

NAME AND POSITION                   YEAR             CASH COMPENSATION

Patrick Planche                     2000                $39,000
  Chief Executive Officer           2001                $39,000
  President and Treasurer           2002                $39,000
                                    2003                $85,000

As of December 31, 2000,  Patrick  Planche owed the Company a net amount of $70,413,  resulting from advances  to the  Company of $90,000 by Mr.  Planche  and loans from the  Company to Mr.  Planche of
$160,413 As of December 31, 2001, the Company  entered into a loan  agreement with Patrick  Planche, pursuant to which all of Mr.  Planche's  loans from the  Company  were  consolidated  under a single agreement  in the  amount of  $250,000.  This loan is due no later than  December  31,  2011,  bears interest  at a fixed  rate of 5.05%  and is  full-recourse.  Interest  on the  $250,000  loan is due annually.  No interest  payments  on such loan have been made by Mr.  Planche to the Company to date and,  accordingly,  net accrued  interest was receivable  from Patrick  Planche of $4,955,  $14,076,
$25,076,  respectively,  as of December  31,  2001,  2002 and 2003.  As of December 31, 2000 accrued interest of $ 5,420 was receivable from Patrick Planche.

OPTION GRANTS

No options or similar  rights were  granted to  executive  officers,  directors  or employees of the
Company  during the fiscal years ended December 31, 2000,  December 31, 2001,  December 31, 2002 and
December 31, 2003.

The Company's 1999 stock option/stock  issuance plan (the "1999 Plan") provides for the grant by the
Company of options,  awards or rights to purchase up to  5,000,000  shares of the  Company's  Common
Stock.  As of December  31, 2003,  options to purchase an  aggregate  of 2,800,000 of the  Company's
Common Stock had been granted under the 1999 Plan, of which options to purchase  1,600,000 shares of the Company's  Common Stock had been cancelled,  options to purchase 200,000 shares of the Company's
Common Stock had been  exercised and options to purchase  1,000,000  shares of the Company's  Common
Stock remained outstanding and exercisable at exercise prices ranging from $0.75 to $1.00 per share.
At December 31, 2003,  3,800,000  shares of the  Company's  Common Stock remain  available for grant under the 1999 Plan. No options or other rights have been granted under the 1999 Plan since 1999.

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER
          MATTERS.

The following table sets forth certain information regarding the Company's Common Stock owned as of
December 31, 2003 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (ii) each of the Company's directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares of the Common Stock indicated.

DIRECTORS AND NAMED EXECUTIVE OFFICERS                  NUMBER OF SHARES OWNED
----------------------------------------------------------------------------------------------------

Patrick Planche                                             3,613,750                     3.6%
    15A Moccasin Path
    South Natick, MA

Francois Planche                                            7,283,750                     7.2%
    81 Boulevard de la Cluse,
    1205 Geneva, Switzerland

All executives officers and directors as a                 10,897,500                    10.9%
group (2 persons)

ADDITIONAL 5% STOCKHOLDERS
----------------------------------------------------------------------------------------------------

David J. Geffen (1)                                        46,873,333                    46.8%
    11 Clover Terrace
    Natick, MA

James J. Galvin and Peggy Galvin (2)                        8,857,144                     8.8%
    9 Bluestone Path
    Natick, MA

Holding Canales b.v.                                        6,536,000                     6.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands

Jose Canales la Rosa (3)                                    7,473,500                     7.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands

(1)      Includes  1,040,000  shares of Common Stock which are issuable  upon the  conversion of two convertible promissory notes aggregating $104,000, at a conversion rate of $0.10 per share.
         Also  includes  3,000,000  shares of Common  Stock  owned of record by Geffen  Construction
         Profit Sharing Plan, of which David J. Geffen is the primary beneficiary.

(2)      Includes  3,500,000 shares of Common Stock which are issuable upon the exercise of warrants to purchase 3,500,000 shares of Common Stock at an exercise price of $0.10 per share.

(3)      Includes  6,536,000  shares of Common Stock owned of record by Holding  Canales  b.v.  Jose
         Canales la Rosa is the  majority  stockholder  of Holding  Canales  b.v.  and is deemed the beneficial owner of all shares owned of record by Holding Canales b.v. Jose Canales la Rosa is also the  beneficial  owner of  937,500  shares  of  Common  stock  owned of  record  by
         Luminescent  Europe  Technologies  b.v.  Jose  Canales la Rosa is a former  director of the
         Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December  31, 2000,  $98,238 was owed to  Luminescent  Europe  Technologies  b.v., a  Netherlands
company,  ("LET  b.v."),  whose  principal  shareholder,  Jose  Canales  La  Rosa  ("Canales")  is a shareholder  of the Company,  for the repurchase of certain  licenses  granted by the Company to LET
b.v. for the use and exploitation of the Company's  Luminescent Product. The amount owed to LET b.v.
was partially  settled in 2001 with the issuance of 937,500 shares of the Company's  Common Stock to
LET b.v., valued at $65,625,  leaving an outstanding  balance of $20,000 due to LET b.v. at December
31, 2001, 2002 and 2003.

At December 31, 2000, $90,508 was owed to a Swiss Company,  Socol S.A. (`Socol"),  a supplier of raw materials to the Company,  and  shareholder of the Company.  At September 28, 2001, the Company owed
Socol the amount of $102,500 in connection with this supply  arrangement which was partially settled in 2001 with the  issuance  of 732,150  shares of the  Company's  Common  Stock,  valued at $51,250, leaving an outstanding balance due as of December 31, 2001 of $51,250. The Company and Socol entered into an agreement in September, 2002 to settle $51,250 of this obligation by the issuance of 650,000 shares of the Company's Common Stock, valued at $45,500, to Socol, leaving an outstanding balance of approximately $4,000 as of December 31, 2002 and 2003.

At December 31, 2000,  the Company was obligated to pay Holding  Canales b.v. the amount of $175,178 in connection  with a loan by Holding  Canales b.v. to Brightec SA. Holding  Canales b.v. is a major stockholder of the Company. This liability,  including accrued interest,  was settled in 2001 by the issuance of 2,536,000  shares of the Company's Common Stock to Canales valued at $177,500 or .07 per share.

At  December  31,  2000,  $150,954  was owed by the  Company to  Francois  Planche,  a director  and shareholder of the Company in connection  with a loan by Mr.  Planche to Brightec SA. In 2001,  this obligation,  including accrued  interest,  was transferred from Francois Planche to Patrick Planche, the President,  director and  shareholder of the Company,  and the brother of Francois  Planche,  in exchange for Patrick Planche assuming certain personal obligations of Francois Planche.

As of December 31, 2000,  Patrick  Planche owed the Company a net amount of $70,413,  resulting from advances  to the  Company of $90,000 by Mr.  Planche  and loans from the  Company to Mr.  Planche of
$160,413.  As of December 31, 2001, the Company entered into a loan agreement with Patrick  Planche, pursuant to which all of Mr.  Planche's  loans from the  Company  were  consolidated  under a single agreement  in the  amount of  $250,000.  This loan is due no later than  December  31,  2011,  bears interest  at a fixed  rate of 5.05%  and is  full-recourse.  Interest  on the  $250,000  loan is due annually.  No interest  payments  on such loan have been made by Mr.  Planche to the Company to date and,  accordingly,  net accrued interest was receivable from Patrick Planche of $4,955,  $14,123 and
$25,123,  respectively,  as of December  31,  2001,  2002 and 2003.  As of December 31, 2000 accrued interest  of $ 5,420 was  receivable  from  Patrick  Planche.  All loans made by Mr.  Planche to the
Company were used to fund general operations.

At December 31, 2001, 2002 and 2003 the Company owed Patrick Planche $281,869,  $138,369 and $8,696, respectively,  in connection  with loans made by Mr. Planche to the Company  during such years.  All such loans bore interest at the Internal  Revenue Service short term  "Applicable  Federal Rate" and were reduced by amounts paid to Mr. Planche by the Company.

During the years ended December 31, 2002 and 2003 respectively, Geffen Construction, Inc., a company owed by David Geffen, the Company's principal  stockholder,  received compensation in the amounts of
$90,000 and $86,000, respectively, for consulting services provided by Mr. Geffen to the Company.

In  December  2002,  the  Company  borrowed  $50,000  from David  Geffen,  the  Company's  principal stockholder,  pursuant to a convertible  demand  promissory note, which bears interest at 10% and is payable in full on demand within one year.  The note is  convertible  into a number of shares of the
Company's Common Stock as is determined by dividing the unpaid principal  amount,  together with all accrued but unpaid  interest,  by $0.10,  subject to certain  adjustments.  At December 31, 2002 and
2003, respectively, accrued interest of $120 and $4,150 was due on the note.

In early 2003,  the Company  issued a second  convertible  demand  promissory  note to David Geffen, pursuant to which the Company  borrowed an  additional  $54,000 on the same terms as provided in the
December  2002 note with Mr. Geffen except that the interest rate on the second note is fixed at 8%.
At December 31, 2003,  $54,000 was  outstanding  under this note and accrued  interest of $3,300 was due.

In January 2002, the Company entered into an agreement with Clairelyse  Marini, the mother-in-law of the Company's President, in exchange for Mrs. Marini's payment of the Company's remaining obligation due to Credit Suisse in the amount of $121,914.  This agreement  provides for the repayment of 2,000
Swiss francs of principal  each January 1 and July 1, together  with accrued  interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for 2002 and 2003 of $5,558 and $6,430  respectively.  As of the December
31, 2002 and December 31, 2003, $141,690 and $156,704,  respectively,  was outstanding in connection with this obligation. This obligation is denominated in Swiss francs and each balance sheet date the outstanding  debt is  converted  to U.S.  dollars  and any  required  adjustment  is recorded in the cumulative translation adjustment account within the equity section of the balance sheet.

On November 1, 2001,  the Company sold  30,000,000  shares of Common Stock and a warrant to purchase
21,000,000 shares of Common Stock, at an exercise price of $0.0143 per share, to David Geffen for an aggregate purchase price of $300,000,  of which 3,000,000 shares of Common Stock were transferred to
Geffen Construction Profit Sharing Plan on the same date and for the same price per share.

On January 4, 2000,  March 29,  2002,  July 25, 2002 and August 30,  2002,  David  Geffen  exercised warrants to purchase 14,000,000,  1,000,000,  2,500,000 and 3,500,000 shares,  respectively,  of the
Company's Common Stock, for an aggregate of 21,000,000  shares,  at an exercise price of $0.0143 per share, for an aggregate exercise price of $300,300.

On October 3, 2003,  the Company  sold  1,785,715  shares of Common  Stock and a warrant to purchase
3,571,430 shares of Common Stock, at an exercise price of $0.07 per share, to James and Peggy Galvin for an aggregate  purchase price of $125,000.  On November 5, 2003 and November 24, 2003,  James and
Peggy Galvin exercised warrants to purchase an aggregate of 3,571,430 shares of the Company's Common
Stock for an aggregate exercise price of $250,000. On November 5, 2003, in exchange for the exercise of the  warrants,  the Company  granted  James and Peggy  Galvin an  additional  warrant to purchase
3,500,000 shares of Common Stock at an exercise price of $0.10 per share.

ITEM 13.  EXHIBITS

Financial Statements, Reports on Form 8-K, Exhibits

(A)  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                      F-2

Consolidated Balance Sheets as of December 31, 2003, 2002, 2001 and 2000                     F-3

Consolidated  Statements of  Operations for the years ended
December 31, 2003, 2002, 2001 and 2000                                                       F-4

Consolidated  Statements  of  Stockholders'  Deficit for the years ended  December 31,
2003, 2002, 2001 and 2000                                                                    F-5-F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, 2001
and 2000                                                                                     F-10-F-11

Notes to Consolidated Financial Statements                                                   F-12-F-21

(B) Reports on Form 8-K

              During the quarter ended December 31, 2003, the Company filed a single report on Form
8-K reporting the engagement of the Company's independent registered public accounting firm.

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

     3.2       By-laws of Advanced  Lumitech,  Inc. (filed as Exhibit 3.2 to the Company's 1998 Form
               10-K).

     4         Specimen  Certificate  representing the Company's Common Stock (filed as Exhibit 4 to the Company's 1998 Form 10-4).

     10.1      Merger  Agreement  dated as of August 12, 1998,  by and among the Company,  Lumitech,
               S.A. and Patrick  Planche,  pursuant to which the Company acquired 100% of the issued and outstanding  shares of the Common Stock of Lumitech,  S.A. (filed as Exhibit 10.1 to the Company's 1998 Form 10-K).

     10.2      Patent Assignment Agreement respecting the Company's luminescence technology dates as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collet and
               Lumitech S.A.  (formerly known as OTWD On Time Diffusion S.A.) (Filed as Exhibit 10.2 to the Company's 1998 Form 10-K).

     10.3      Agreement dated as of March 31, 1999, between Lumitech,  S.A. and Luminescence Europe
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

     10.7      Lease  dated  March 1, 2004 by and  between  6-8  Pleasant  Street  Realty  Trust and
               Advanced  Lumitech,  Inc. for  corporate  office space in South  Natick,  MA.  (filed herewith)

     21        List of Subsidiaries (filed herewith)

     31        Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C.  Section
               1850, as Adopted Pursuant to Section 302 of the  Sarbanes-Oxley  Act of 2002.  (filed herewith)

     32        Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b)
               of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of
               the Sarbanes-Oxley Act of 2002. (filed herewith)

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  is a  description  of the fees paid by the Company to Carlin,  Charron & Rosen,  LLP
("CCR")  during the years ended in December  31,  2003,  December  31,  2002,  December 31, 2001 and
December 31, 2000.

Audit Fees: The Company paid fees of  approximately  $122,500 to CCR in connection with its audit at the  Company's  financial  statements  for the years ended  December  31,  2003,  December 31, 2002,
December 31, 2001 and December 31, 2000.

Financial  Information Systems Design and Implementation Fees: The Company did not engage CCR during the years ended  December  31, 2003,  December 31, 2002,  December 31, 2001 and December 31, 2000 to
provide advice to the Company regarding financial information systems design and implementation.

Other fees: The Company did not pay any fee to CCR to perform  non-audit  services  during the years ended December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000.

                                             SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              ADVANCED LUMITECH, INC.

Date:  May 16, 2005                                           By:  /S/ Patrick Planche
                                                                 -----------------------------------
                                                                 Patrick Planche
                                                                 Principal Executive Officer and
                                                                 Principal Financial Officer

                                         (Power of Attorney)

Each person whose signature  appears below  constitutes  and appoints  Patrick Planche as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith,  with the Securities and Exchange Commission,  granting unto said  attorneys-in-fact  and agents,  each acting  alone,  full power and  authority  to do and perform each and every act and thing  requisite  and necessary to be done in and about the premises, as fully to all  intents  and  purposes  as he might or could do in  person,  hereby  ratifying  and confirming  all  said  attorneys-in-fact  and  agents,  each  acting  alone,  or his  substitute  or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                          TITLE                                                DATE

/S/ Patrick Planche                President, Chief Executive Officer,                  May 16, 2005
------------------------           Treasurer and Director
Patrick Planche                    (Principal executive officer and principal
                                   financial and accounting officer)

/S/ David Geffen                    Director                                            May 16, 2005
------------------------
David Geffen

                                            EXHIBIT INDEX

                         FORM 10-KSB FOR THE YEARS ENDED DECEMBER 31, 2000,
                     DECEMBER 31, 2001, DECEMBER 31, 2002 AND DECEMBER 31, 2003

Exhibit
Number           Description                                                         Page Number

10.7             Lease dated March 1, 2004 by and between 6-8
                 Pleasant Street Realty Trust and Advanced
                 Lumitech, Inc. for corporate office space in
                 South Natick, MA.  (filed herewith)                                 E-1-E-4

21               List of Subsidiaries.                                               E-5

31               Certification of Chief Executive and
                 Financial Officer pursuant to 18 U.S.C.
                 Section 1850, as Adopted Pursuant to
                 Section 302 of the Sarbanes-Oxley Act of
                 2002. (filed herewith)                                              E-6-E-7

32               Certification of the Chief Executive and
                 Financial Officer Pursuant to Rule
                 13a-14(b) of the Exchange Act and 18
                 U.S.C. Section 1850, as Adopted Pursuant
                 to Section 906 of the Sarbanes-Oxley Act
                 of 2002. (filed herewith)                                           E-8

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                  CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, 2001, AND 2000

                                              CONTENTS

                                                                         PAGE

Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Balance Sheets                                               F-3

Consolidated Statements of Operations                                     F-4

Consolidated Statements of Stockholders' Deficit                        F-5 - F- 9

Consolidated Statements of Cash Flows                                   F-10 - F-11

Notes to Consolidated Financial Statements                              F-12 - F-21

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Advanced Lumitech, Inc.

We have  audited the  accompanying  consolidated  balance  sheets of  Advanced  Lumitech,  Inc.  and subsidiary (the Company) as of December 31, 2003, 2002, 2001 and 2000, and the related  consolidated statements  of  operations,  stockholders'  deficit  and cash  flows for each of the four years then ended. These consolidated  financial statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting  Oversight
Board  (United  States).  Those  standards  require  that we plan and  perform  the  audit to obtain reasonable  assurance about whether the financial statements are free of material  misstatement.  An audit includes  examining,  on a test basis,  evidence supporting the amounts and disclosures in the financial  statements.  An  audit  also  includes  assessing  the  accounting  principles  used  and significant  estimates made by management,  as well as evaluating  the overall  financial  statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the  consolidated  financial  statements  referred to above present fairly,  in all material respects,  the financial position of Advanced Lumitech,  Inc. and subsidiary as of December
31, 2003,  2002, 2001 and 2000, and the results of their operations and their cash flows for each of the four years then ended, in conformity with accounting principles generally accepted in the United
States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated  financial  statements,  the
Company has incurred  recurring  losses,  has had  negative  cash flows from  operations,  and has a stockholders'  deficit at December 31, 2003.  These  conditions  raise  substantial  doubt about the
Company's  ability to continue as a going concern.  Management's  plans  regarding those matters are also described in Note 1. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Westborough, Massachusetts
April 1, 2005

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Balance Sheets

--------------------------------------------------------------------------------------------------------
                                               Assets
                                                                   December 31,
                                                  ------------------------------------------------------
                                                       2003           2002           2001           2000
Current assets
   Cash                                           $ 335,803     $    1,202     $   18,272      $   1,233
   Interest receivable                               25,123         14,123          4,955          5,420
   Inventory                                        105,494              -              -              -
   Prepaid expenses and other current
    assets                                                -              -              -         34,358
                                                  ---------      ---------      ---------      ---------
                                                    466,420         15,325         23,227         41,011
                                                  ---------      ---------      ---------      ---------

Office and photographic equipment                    23,511         23,511         23,511         65,761
Less accumulated depreciation                        20,822         16,447         11,745         34,057
                                                  ---------      ---------      ---------      ---------
                                                      2,689          7,064         11,766         31,704
                                                  ---------      ---------      ---------      ---------
Other assets
   Deposits                                               -              -            904         15,696
   Advances due from related party                        -              -              -        160,413
   Note receivable from related party               250,000        250,000        250,000              -
                                                  ---------      ---------      ---------      ---------
                                                    250,000        250,000        250,904        176,109
                                                  ---------      ---------      ---------      ---------
Total assets                                      $ 719,109      $ 272,389      $ 285,897      $ 248,824
                                                  =========      =========      =========      =========

                                Liabilities and Stockholders' Deficit
Current liabilities
   Bank line of credit                           $        -       $      -     $  120,496     $  337,491
   Current maturities of long-term debt               3,231          2,891              -              -
   Accounts payable                                 291,388        151,972        152,882        314,114
   Accrued liabilities                              169,168          4,218         11,428         17,555
   Accounts payable to affiliated companies               -              -              -        188,645
   Convertible notes payable                              -         10,000         65,402         10,000
   Notes payable to related parties                 104,000         50,000              -         43,068
   Other note payable                                     -              -              -         34,148
                                                  ---------      ---------      ---------      ---------
                                                    567,787        219,081        350,208        945,021
                                                  ---------      ---------      ---------      ---------
Long-term liabilities
   Long-term debt, net of current maturities        153,473        138,799              -              -
   Advances due to related parties                    6,196        132,369        281,869        416,132
   Liability for shares to be issued                254,000         54,500         61,250              -
                                                  ---------      ---------      ---------      ---------
                                                    413,669        325,668        343,119        416,132
                                                  ---------      ---------      ---------      ---------
                                                    981,456        544,749        693,327      1,361,153
                                                  ---------      ---------      ---------      ---------
Stockholders' deficit
   Common stock                                      98,284         96,182         73,789         32,883
   Additional paid-in capital                     7,183,683      6,975,873      6,600,511      5,517,172
   Stock subscribed                                 662,000         50,000              -              -
   Accumulated Deficit                           (8,355,390)    (7,531,499)    (7,223,362)    (6,848,550)
   Accumulated other comprehensive
    income                                          149,076        137,084        141,632        186,166
                                                  ---------      ---------      ---------      ---------
                                                   (262,347)      (272,360)      (407,430)    (1,112,329)

Total liabilities and stockholders' deficit       $ 719,109      $ 272,389      $ 285,897      $ 248,824
                                                  =========      =========      =========      =========

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------------------

                                                              Year ended December 31,
                                                 2003             2002             2001             2000

Sales                                        $   52,782     $          -    $           -      $         -

Cost of sales                                    44,505                -                -                -
                                            -----------      -----------      -----------      -----------

Gross profit                                      8,277                -                -                -
                                            -----------      -----------      -----------      -----------
Operating expenses
   Research and development                     129,481           39,791           10,577           49,460
   Selling and marketing                        244,023                -            7,041           61,815
   General and administrative                   455,890          285,460          639,803          880,603
                                            -----------      -----------      -----------      -----------
                                                829,394          325,251          657,421          991,878
                                            -----------      -----------      -----------      -----------

Operating loss                                 (821,117)        (325,251)        (657,421)        (991,878)
                                            -----------      -----------      -----------      -----------
Other income (expense)
   Forgiveness of debt                                -           21,752          300,998                -
   Interest income                               11,000           10,674            6,000           14,000
   Foreign exchange losses                            -           (9,634)               -                -
   Interest expense                             (13,774)          (5,678)         (24,389)         (58,930)
                                            -----------      -----------      -----------      -----------
                                                 (2,774)          17,114          282,609          (44,930)
                                            -----------      -----------      -----------      -----------

Net loss                                   $   (823,891)    $   (308,137)     $  (374,812)     $(1,036,808)
                                           =============    =============    =============    =============
Basic and diluted net loss per share       $      (0.01)    $      (0.00)     $     (0.01)     $     (0.03)
                                           =============    =============    =============    =============

Weighted average number of shares used
   in computation of basic and diluted net
   loss per share                            96,766,929       90,457,297       42,061,881       32,123,688
                                           ============     ============     ============     ============

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                          Consolidated Statements of Stockholders' Deficit
                                 For the Period from January 1, 2000
                                        to December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated Other
                                             Additional                              Stock                Comprehensive
                           Common Stock       Paid-in     Stock       Deferred   Subscriptions Accumulated   Income
                        Shares    Par Value   Capital   Subscribed Compensation   Receivable    Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1,
 2000                31,997,770   $  31,998 $ 4,678,775   $       -  $  (58,083)  $  (34,965)   $(5,811,742)  $ 162,039 $ (1,031,978)

Non-cash charge for
 stock option repricing                         187,500                                                                     187,500
Exercise of options
 to purchase 100,000
 shares at $0.75
 (February 2000)        100,000         100      74,900                                                                      75,000
Exercise of options
 to purchase 100,000
 shares at $0.50
 (February 2000)        100,000         100      49,900                                                                      50,000
Issuance of stock
 and warrants for
 cash in connection
 with equity financing
 (April 2000)           500,000         500     374,500                                                                     375,000
Issuance of stock for
 consulting services
 (June 2000)             10,000          10       8,490                                                                       8,500
Issuance of stock in
 settlement of trade
 payables at $0.43
 (August 2000)           40,000          40      17,742                                                                      17,782
Issuance of stock for
 cash in connection
 with equity financing
 (December 2000)        125,000         125     124,875                                                                     125,000

                                          ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Statements of Stockholders' Deficit
                                            For the Period from January 1, 2000
                                                   to December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated Other
                                             Additional                              Stock                Comprehensive
                           Common Stock       Paid-in     Stock       Deferred   Subscriptions Accumulated   Income
                        Shares    Par Value   Capital   Subscribed Compensation   Receivable    Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Exercise of warrants
 to purchase 10,000
 shares at $0.05 per
 share (Dec. 2000)        10,000         10         490                                                                         500
Reversal of subscription
 through Brightec SA                                                                  34,965                                 34,965
Amortization of deferred
 compensation                                                            58,083                                              58,083
Net loss for year                                                                                (1,036,808)             (1,036,808)
Foreign currency
 translation adjustment                                                                                          24,127      24,127
                                                                                                                         -----------
Comprehensive loss                                                                                                       (1,012,681)
                      ----------  ---------  ----------  ----------  ----------  -----------  -------------  ----------  -----------
Balance,
 December 31, 2000    32,882,770     32,883   5,517,172                                          (6,848,550)    186,166  (1,112,329)

Issuance of stock
 for consulting services
 (Jan. - Feb. 2001)    4,676,000      4,676     382,944                                                                     387,620
Issuance of stock and
 warrants for cash in
 connection with
 equity financing
 (November 2001)      30,000,000     30,000     270,000                                                                     300,000
Issuance of stock
 for settlement of
 debt of Brightec SA
 at $0.07 per share
 (Nov.-Dec. 2001)      5,316,650      5,316     366,809                                                                     372,125

                                          ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Statements of Stockholders' Deficit
                                            For the Period from January 1, 2000
                                                   to December 31, 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated Other
                                             Additional                              Stock                Comprehensive
                           Common Stock       Paid-in     Stock       Deferred   Subscriptions Accumulated   Income
                        Shares    Par Value   Capital   Subscribed Compensation   Receivable    Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------

Issuance of stock in payment
 of consulting services
 (December 2001)         914,000        914      63,586                                                                      64,500
Net loss for year                                                                                  (374,812)               (374,812)
Foreign currency
 translation adjustment                                                                                         (44,534)    (44,534)
                                                                                                                         -----------
Comprehensive loss                                                                                                         (419,346)
                      ----------  ---------  ----------  ----------  ----------  -----------  -------------  ----------  -----------
Balance, December 31,
 2001                 73,789,420     73,789   6,600,511                                          (7,223,362)    141,632    (407,430)

Exercise of warrants
 to purchase stock at
 $0.0143 per share
 (Jan.-Sept. 2002)    21,000,000     21,000     279,300                                                                     300,300
Issuance of stock
 for settlement of
 debt of Brightec SA
 (Feb.-Oct. 2002)        368,000        368      25,382                                                                      25,750
Issuance of stock for
 consulting services     331,500        332      22,873                                                                      23,205
Issuance of stock for
 convertible note
 (October 2002)          693,000        693      47,807                                                                      48,500
Receipt of subscriptions
 for 500,000 shares of
 common stock                                                50,000                                                          50,000
Net loss for year                                                                                  (308,137)               (308,137)

                                          ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Statements of Stockholders' Deficit
                                            For the Period from January 1, 2000
                                                   to December 31, 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated Other
                                             Additional                              Stock                Comprehensive
                           Common Stock       Paid-in     Stock       Deferred   Subscriptions Accumulated   Income
                        Shares    Par Value   Capital   Subscribed Compensation   Receivable    Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------

Foreign currency
 translation adjustment                                                                                          (4,548)     (4,548)
                                                                                                                         -----------
Comprehensive loss                                                                                                         (312,685)
                      ----------  ---------  ----------  ----------  ----------  -----------  -------------  ----------  -----------
Balance, December 31,
 2002                 96,181,920     96,182   6,975,873      50,000                              (7,531,499)    137,084    (272,360)

Issuance of stock
 for convertible note
 (January 2003)          100,000        100       9,900                                                                      10,000
Issuance of stock in
 connection with
 subscriptions for
 500,000 shares of
 common stock
 (January 2003)          500,000        500      49,500     (50,000)
Issuance of stock
 for consulting
 services (Jan. 2003       6,700          7         405                                                                         412
Issuance of stock
 for cash in connection
 with equity financing
 (Apr.-Aug. 2003)      1,150,000      1,150     113,850                                                                     115,000
Issuance of stock
 for consulting
 services (Dec. 2003     345,000        345      34,155                                                                      34,500
Receipt of subscriptions
 for 8,227,145 shares of
 common stock (Dec. 2003)                                   662,000                                                         662,000
Net loss for year                                                                                  (823,891)               (823,891)

                                          ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Statements of Stockholders' Deficit
                                            For the Period from January 1, 2000
                                                   to December 31, 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated Other
                                             Additional                              Stock                Comprehensive
                           Common Stock       Paid-in     Stock       Deferred   Subscriptions Accumulated   Income
                        Shares    Par Value   Capital   Subscribed Compensation   Receivable    Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------

Foreign currency
 translation adjustment                                                                                          11,992      11,992
                                                                                                                         -----------
Comprehensive loss                                                                                                         (811,899)
                      ----------  ---------  ----------  ----------  ----------  -----------  -------------  ----------  -----------
Balance, December 31,
 2003                 98,283,620  $  98,284 $ 7,183,683  $  662,000    $      -     $      -   $ (8,355,390)  $ 149,076  $ (262,347)
                      ==========  ========= ===========  ==========  ==========  ===========  =============  ==========  ===========

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------

                                                                Year ended December 31,
                                                   2003           2002           2001         2000
Cash flows from operating activities
Net loss                                       $  (823,891)  $  (308,137)  $  (374,812)  $ (1,036,808)
Adjustments to reconcile net loss to
 net cash used for operating activities:
   Depreciation                                      4,375         4,702        19,938         21,946
   Deferred compensation                                                        58,083
   Forgiveness of debt                                   -       (21,752)     (300,998)             -
   Foreign exchange losses                               -         9,634             -              -
   General and administrative expense
    associated with stock based transactions       284,412        47,205       457,436        213,782
   Changes in operating assets and liabilities:
     (Increase) decrease in:
       Interest receivable                         (11,000)       (9,168)          465         (5,420)
       Inventory                                  (105,494)            -             -              -
       Prepaid expenses and other assets                 -           904        49,150        (40,707)
     Increase (decrease) in:
       Accounts payable                            155,960        23,339       113,559        156,229
       Accrued liabilities                         164,950        (7,210)       (6,127)      (534,319)
       Accounts payable to affiliated companies          -             -             -         67,704
                                                ----------    ----------    ----------     -----------
Net cash used for operating activities            (330,688)     (260,483)      (41,389)    (1,099,510)
                                                ----------    ----------    ----------     -----------
Cash flows from investing activities
   Acquisition of property and equipment                 -             -             -        (15,289)
   Advances to related party                             -             -       (89,587)      (160,413)
                                                ----------    ----------    ----------     -----------
Net cash used for investing activities                   -             -       (89,587)      (175,702)
                                                ----------    ----------    ----------     -----------

                                          ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Statements of Cash Flows (Continued)

------------------------------------------------------------------------------------------------------

                                                                   Year ended December 31,
                                                   2003            2002          2001            2000

Cash flows from financing activities
   Repayments on bank line of credit             $       -     $       -    $  (28,950)    $  (39,337)
   Repayment of long-term debt                      (1,530)       (2,839)            -              -
   Change in advances due to related parties      (126,173)     (149,500)     (134,263)        94,859
   Proceeds from notes payable to related party     54,000        50,000             -          1,907
   Proceeds from other notes payable                     -             -        55,402         44,148
   Cash received for sale of common stock,
    exercise of stock options and stock
    subscribed                                     727,000       350,300       300,000        660,465
                                                ----------    ----------    ----------     ----------
Net cash provided by financing activities          653,297       247,961       192,549        762,042
                                                ----------    ----------    ----------     ----------
Effects of changes in foreign exchange rates        11,992        (4,548)      (44,534)        24,127
                                                ----------    ----------    ----------     ----------
Net increase (decrease) in cash                    334,601       (17,070)       17,039       (489,043)

Cash - beginning                                     1,202        18,272         1,233        490,276
                                                ----------    ----------    ----------     ----------
Cash - ending                                   $  335,803      $  1,202    $   18,272     $    1,233
                                                ==========    ==========    ==========     ==========
Supplemental disclosures of cash flows
 information
   Cash paid during the period for interest     $    4,701      $  5,557    $   24,375     $   58,850
                                                ==========    ==========    ==========     ==========
Non-cash investing and financing transactions:
   Reclassification of debt of the Swiss
    subsidiary to accounts payable to be
    settled with issuance of stock               $       -      $      -    $  265,861     $        -

   Note converted to stock and accounts payable  $  10,000      $ 55,402    $        -     $        -
   Issuance of stock to settle accounts payable  $       -      $ 25,750    $  366,809     $   17,782
   Issuance of long-term debt to settle bank
    line of credit                               $       -      $120,496    $        -     $        -
   Advances due from related party  converted
    to note receivable                           $       -      $      -    $  250,000     $        -

                                See notes to consolidated statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements For the Years Ended
                               December 31, 2003, 2002, 2001 and 2000

1. The Company and its Ability to Continue as a Going Concern

        The  Company,  through  its Swiss  subsidiary,  Brightec SA  (formerly  Lumitech,  SA),  has developed and patented an exclusive  Luminescence product, which can be applied to a variety of objects in numerous applications. The product uses pigments which absorb and remit light, producing a "glow".  The Company will market the  Luminescence  product and related products under the brand name "Brightec".

        In prior years, the Company was classified as a development stage company in accordance with
        Statement of Financial  Accounting Standards No. 7, "Accounting and Reporting by Development
        Stage Enterprises." Effective December 31, 2003, it has emerged from development stage as it has completed  significant  research and  development on its primary  product,  demonstrated commercial  applications for its products,  established  supply sources for its products and commenced  production  of its products.  Sales,  although  nominal,  commenced in the fourth quarter of 2003.

        The  accompanying  consolidated  financial  statements have been prepared  assuming that the
        Company will continue to operate as a going concern, including the realization of its assets and  settlement  of its  liabilities  at their  carrying  values in the  ordinary  course of business for the foreseeable future. However, substantial doubts about the Company's ability to  continue as a going  concern  have been  raised  because  the  Company  has  experienced significant  operating  losses and negative  cash flows from  operations in each of the four years ended December 31, 2003,  2002,  2001 and 2000.  The Company has sustained  cumulative losses of  approximately  $8 million  through  December  31, 2003 and has a working  capital deficit of  approximately  $101,000 at that date. The  accompanying  consolidated  financial statements do not include any adjustments  relating to the recoverability and classification of assets and liabilities  that might be necessary if the Company is unable to continue as a going concern.

        The ability of the Company to continue to operate as a going concern is primarily  dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive  prices, to establish  profitable  operations and to generate positive  operating cash flows. If the Company fails to raise funds, or the Company is unable to generate  operating  profits and positive  cash flows,  there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

        Management  believes  that it will  continue  to be  successful  in  raising  the  necessary financing to fund the Company's  operations through the 2005 calendar year;  however,  there can be no assurances that such financing can be obtained.

2.    Summary of Significant Accounting Policies

      BASIS OF PRESENTATION
        The  accompanying  consolidated  financial  statements  include  the  accounts  of  Advanced
        Lumitech,  Inc. and its wholly owned subsidiary,  Brightec SA. All significant  intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES
        The preparation of financial  statements in conformity with accounting  principles generally accepted in the United States  requires  management to make estimates and  assumptions  that affect the reported  amounts of assets and liabilities and disclosures of contingent  assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVENTORY
        Inventory  is  stated at the lower of cost or market  value.  Cost is  determined  using the first-in,  first-out  method.  At December 31,  2003,  inventory  consists of  approximately
        $21,200 of raw materials and $84,300 of work in process.

      REVENUE RECOGNITION
        The Company recognizes revenue upon product shipment or when title passes.

      CONCENTRATIONS OF CREDIT RISK
        The Company places its available cash with a high quality  financial  institution in amounts which occasionally  exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

        In 2003,  one customer  accounted for all of the Company's  revenues.  The Company  performs ongoing credit  evaluations of its customers and generally does not require advance payments or collateral.

      OFFICE AND PHOTOGRAPHIC EQUIPMENT
        Office and photographic equipment are stated at cost, less accumulated  depreciation,  which is computed using the  straight-line  method over the estimated  useful lives of the related assets, which the Company has determined to be five years.

      FINANCIAL INSTRUMENTS
        The  Company's  financial   instruments  consist  of  cash,  accounts  receivable  and  debt obligations.  The estimated fair value of these  financial  instruments  approximates  their carrying  value at December 31, 2003,  2002,  2001, and 2000. The estimated fair values have been determined through information  obtained from market sources and management  estimates.
        The Company does not have any derivative or other financial instruments.

      FOREIGN CURRENCY
        From  inception  until the end of 1999 (when the  day-to-day  operations of the Company were transferred to the United  States),  the Company's  revenues and expenses had been generated and incurred by Brightec SA, which  operates in  Switzerland.  Accordingly,  the  functional currency of the Company was the Swiss franc.  Beginning in 2000, the functional  currency of the Company is the U.S.  dollar,  with the Swiss franc remaining the functional  currency of
        Brightec SA. Foreign  currency  denominated  assets and liabilities are translated into U.S.
        dollar  equivalents  based on exchange rates prevailing at the end of each period.  Revenues and expenses are translated at average exchange rates during the period.  Aggregate  foreign exchange  gains and losses  arising from the  translation  of foreign  currency  denominated assets and liabilities are included as a component of comprehensive  loss. Foreign exchanges gains and losses arising from transactions are included in the current year net loss.

      COMPREHENSIVE INCOME
        The Company reports  comprehensive  income (loss) in addition to net income from operations.
        Comprehensive  income is a more  inclusive  financial  reporting  methodology  that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

      RECENT ACCOUNTING PRONOUNCEMENTS
        The Financial  Accounting  Standards Board (FASB) issued Statements of Financial  Accounting
        Standards  Nos.  149  "Amendment  of Statement  133 on  Derivative  Instruments  and Hedging
        Activities" and 150 "Accounting for Certain Financial  Instruments with  Characteristics  of both  Liabilities  and  Equity".  The  FASB  also  issued  Interpretations  45  "Guarantor's
        Accounting and Disclosure  Requirements  for Guarantees,  Including  Indirect  Guarantees of
        Indebtedness of Others" and 46 "Conclusions of Variable Interest Entities". The Company does not expect  implementation  of these  standards to have a material  impact on the  Company's financial statements.

      INCOME TAXES
        Deferred tax assets and liabilities are recognized  based on temporary  differences  between the financial  statement and tax bases of assets and liabilities  using enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on available evidence,  it is more likely than not that some or all of the deferred assets will not be realized.

      RESEARCH AND DEVELOPMENT
        The cost of research and development is charged to expense as incurred. Development expenses include the cost to register and maintain patents.

      EARNINGS PER SHARE
        Basic earnings per share is computed by dividing income available to common  stockholders by the  weighted-average  shares of common stock outstanding during the period. For purposes of computing  diluted  earnings per share the  denominator  includes both the  weighted-average shares of common  stock  outstanding  during the period and the weighted  average  number of potential  shares of common stock, if any. There is no difference  between basic and diluted net loss per share for the Company, as it has incurred losses since inception.

      STOCK-BASED COMPENSATION
        Stock-based  compensation  represents  the cost of granting  options to consultants in 1999, measured  under  variable plan  accounting  and  recognized  over the vesting  period of the options. The Company recognized  compensation expense of $58,083 in 2000, when the remaining outstanding options issued to consultants vested.

      FOREIGN OPERATIONS
        There were no revenues generated from operating assets in the Company's foreign  operations.
        Operating expenses include foreign expenses of approximately $75,000,  $3,000,  $93,000, and
        $343,000 in 2003, 2002, 2001 and 2000, respectively.

3.    Related Party Transactions

      ADVANCES / NOTES RECEIVABLE DUE FROM RELATED PARTY AND ADVANCES / NOTES PAYABLE DUE TO RELATED
        PARTIES
        As of December 31, 2000, the Company's  president,  who is also a director and  stockholder, owed the Company a net amount of $70,413,  resulting from advances to the Company of $90,000 by the president and loans from the Company to the president of $160,413. As of December 31,
        2001, the Company entered into a loan agreement with him, pursuant to which all of his loans from the Company were consolidated under a single agreement in the amount of $250,000.  This loan is due no later than December 31, 2011,  bears interest at a fixed rate of 5.05% and is full-recourse.  Interest on the $250,000 loan is due annually.  No interest payments on such loan have been made to date and,  accordingly,  net accrued interest was receivable from the president  of  $25,123,  $14,123,  and  $4,955  as of  December  31,  2003,  2002 and  2001,
        respectively.  As of December 31, 2000 accrued  interest of $5,420 was  receivable  from the president on the net amount due from him.

        At December 31,  2003,  2002 and 2001 the Company owed the  president  $8,696,  $138,369 and
        $281,869,  respectively,  in  connection  with loans made by him to the Company  during such years.  All such loans bore interest at the Internal  Revenue Service short term "Applicable
        Federal Rate" and have been reduced by cash payments to the president.

        At December 31, 2000, $150,954 was owed by the Company to the brother of the president,  who at such date was also a director and  stockholder of the Company,  in connection with a loan made by him to Brightec  SA. In 2001,  this  obligation,  including  accrued  interest,  was transferred  to the  president in exchange for the  president's  assuming  certain  personal obligations of his brother.

        At December 31, 2000, the Company was obligated to pay a stockholder and former director the amount of $175,178 in connection with a loan made to Brightec SA. This liability,  including accrued interest, was settled in 2001 as described in Note 4.

      TRANSACTIONS WITH AFFILIATED COMPANIES AND PERSONS
        Accounts  payable to affiliated  companies at December 31, 2000  includes  $98,238 owed to a
        Netherlands  company whose  principal  stockholder  is a stockholder  of the Company for the repurchase of certain licenses granted by the Company to the Netherlands company for the use and exploitation of the Company's  Luminescence  product. This liability was settled in 2001 as described in Note 4.

        Accounts payable to affiliated  companies at December 31, 2000 also includes $90,508 owed to a Swiss company, a supplier of raw material to the Company and a Company  stockholder.  This liability was settled in 2001 as described in Note 4.

        During  the years  ended  December  31,  2003 and 2002,  a  company  owned by the  Company's principal  stockholder  received  compensation  in  the  amounts  of  $86,000  and  $90,000, respectively, for consulting services provided by the stockholder to the Company.

      OTHER NOTES
        Other related party debt is described in Notes 5 and 6.

4. Settlement of Debts of Brightec SA

        In the last quarter of 2001, the Company entered into  agreements with several  creditors of
        Brightec SA to forgive a portion of  outstanding  balances and to settle the remainder  with cash or the issuance of common stock valued at $0.07 per share.  Remaining creditor balances were transferred to the Company from Brightec SA.

        The Swiss bank with which the Company had a line of credit agreed to forgive $188,405 of the outstanding  balance and to accept  200,000  Swiss francs in full  settlement of the line of credit  obligation.  This  liability was assumed in January 2001 by a related party who then entered into an agreement with the Company (see Note 6).

        Accounts  payable to affiliates were settled with 1,669,650 shares of common stock issued in
        2001, an agreement to issue 650,000 additional shares of common stock (which remain unissued at December 31, 2003), and promises to pay $20,000 and 6,000 Swiss francs.

        The note payable to related party totaling  $43,068 at December 31, 2000 was settled in 2001 with the issuance of 625,000  shares of common  stock.  The other note payable of $34,148 at
        December 31, 2000 was settled with the issuance of 486,000 shares of common stock in 2001.

        Amounts owed to creditors were settled with the issuance of 2,536,000 shares of common stock in 2001, 225,000 shares of common stock in 2002 and forgiveness of debt of $39,885.

        Also in 2001,  creditors of the Company which were owed $103,830 settled all amounts owed in exchange for cash payments of $31,122. The difference of $72,708 was recorded as forgiveness of debt.

        In 2002, a bank  overdraft of $27,471 was settled with the payment of $5,719 and the balance of $21,752 was recorded as forgiveness of debt.

5.    Notes Payable

      CONVERTIBLE NOTES PAYABLE
        In December  2000, the Company  borrowed  $10,000 under a convertible  promissory  note with interest  at 6% and a stated  maturity  date of  September  2001 plus a warrant to  purchase
        10,000  shares at $0.05 per share.  The warrant  was  exercised  in  December  2000 with the payment of $500. The note was converted to 100,000 shares of common stock in January 2003.

        In 2001,  the company  borrowed  $55,402 under a  convertible  demand  promissory  note with interest  at 6%.  This note was  converted  to  693,000  shares of common  stock,  valued at
        $48,500, in 2002. The balance remaining on the note was paid in cash.

      NOTES PAYABLE TO RELATED PARTY
        In December  2002,  the  Company  borrowed  $50,000  from its  largest  stockholder  under a convertible  demand  promissory  note, which bears interest at 8% and was payable in full on demand within one year.  The  principal,  if not paid within thirty days of when due,  bears interest  at the rate of 10%.  The note is  convertible  into  that  number of shares of the
        Company's common stock determined by dividing the unpaid principal amount, together with all accrued but unpaid interest on the note, at the conversion date by $0.10, subject to certain adjustments.  At December 31, 2003 and 2002,  respectively,  accrued  interest of $4,150 and
        $121 was due on the note.

        In early 2003,  the  Company  issued a second  convertible  demand  promissory  note to this stockholder  to borrow up to an additional  $55,000 with the same terms as the $50,000 note, except that the interest  rate on the note is a fixed 8%. At December 31, 2003,  $54,000 was outstanding under this note and accrued interest of $3,300 was due.

6.    Long-Term Debt

        In January  2002,  the Company  entered  into an  agreement  with the  mother-in-law  of the
        Company's president  providing for her assumption of the Company's remaining  obligation due to a Swiss bank in the amount of $121,914.  This  agreement  provides  for the  repayment of
        2,000 Swiss francs of principal each January 1 and July 1, together with accrued interest on the unpaid balance payable  quarterly at the rate of 4.25% per annum.  The Company  recorded interest  expense  with  respect to this  obligation  for 2003 and 2002 of $6,430 and $5,558 respectively. As of the December 31, 2003 and 2002, $156,704 and $141,690, respectively, was outstanding  in connection  with this  obligation.  This  obligation is denominated in Swiss francs. At each balance sheet date the outstanding debt is converted to U.S. dollars and any required adjustment is recorded in the cumulative  translation adjustment account within the equity section of the balance sheet.

        Maturities of long-term debt for the next five years are as follows:

         Year ending December 31,
            2004                             $  3,231
            2005                                3,231
            2006                                3,231
            2007                                3,231
            2008                                3,231
            Thereafter                        140,549
                                             --------
                                             $156,704
                                             ========

7.    Accrued Liabilities

      At December 31, accrued liabilities consist of the following:

                                    2003             2002             2001             2000

         Interest                $    9,168       $      121        $       -        $       -
         Professional fees          160,000            4,097           11,425           17,555
                                 ----------       ----------       ----------       ----------
                                 $  169,168        $   4,218        $  11,425        $  17,555

8.    Common Stock

      NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
        Under the  Company's  charter,  100,000,000  shares of common  stock are  authorized.  As of
        December 31, 2003,  98,283,620  shares of common  stock are issued and  outstanding  and the
        Company has committed to issue an additional 9,875,145 shares. It is anticipated that a vote of the Company's  stockholders  to increase the number of shares of common stock  authorized will occur in 2005.

      ISSUANCES OF COMMON STOCK
        In January 2000,  the Company sold 500,000  shares of common stock and a warrant to purchase
        500,000 shares of common stock,  at an exercise  price of $1.00 per share,  for an aggregate purchase price of $375,000. The warrant expired unexercised on March 31, 2000.

        In April 2000, the Company sold 125,000 shares of common stock for a purchase price of $1.00 per share or an aggregate purchase price of $125,000.

        In June 2000,  the Company  issued  10,000  shares of common stock with a value of $0.85 per share in settlement of a trade payable due from the Company in the amount of $8,500.

        In  August  2000,  the  Company  issued  40,000  shares  of  common  stock  with a value  of approximately  $0.44 per share in  settlement of a trade payable due from the Company in the amount of $17,782.

        In December  2000, a warrant to purchase  10,000  shares of common stock was exercised at an exercise price of $0.05 per share or an aggregate  exercise price of $500.  This warrant had been  issued in  connection  with a loan to the Company in the amount of $10,000 in December
        2000.

        In January  and  February  2001,  the Company  issued  2,676,000  shares of common  stock in exchange for investor relation services valued at $279,120 or $.104 per share.

        In January  2001,  the Company  issued  2,000,000  shares of common  stock in  exchange  for investment banking and financial consulting services. In September 2004, the Company settled a dispute with the company and certain of the  individuals  who had provided such consulting services,  pursuant to which 450,000 shares of common stock were redeemed by the Company for no consideration. The value assigned to the net of 1,550,000 shares issued was $108,500.

        In  November  2001,  the Company  sold  30,000,000  shares of common  stock and a warrant to purchase 21,000,000 shares of common stock, at an exercise price of $0.0143 per share for an aggregate purchase price of $300,000.

        In December  2001,  the  Company  issued  914,000  shares of common  stock in  exchange  for consulting services valued at $64,500 or $.07 per share.

        During 2001, the Company entered into agreements with two creditors of the Company  pursuant to which the Company  issued an aggregate of 711,000  shares of common stock with a value of
        $0.07 to $0.10 per share in settlement of indebtedness  aggregating $49,750.  225,000 shares were issued in 2002.

        During 2001, the Company also entered into various  additional  agreements  with  affiliated entities  pursuant to which the Company issued 4,830,650 shares of common stock with a value of $0.07 per share in settlement of indebtedness totaling $338,125.

        From January through August 2002, a stockholder  exercised warrants to purchase  21,000,000, shares of the  Company's  common  stock at an  exercise  price of  $0.0143  per share for an aggregate exercise price of $300,300.

        In February  2002,  the Company  entered into an agreement to issue 78,200  shares of common stock in exchange for financial consulting services valued at $23,815. 6,700 of these shares were not issued until 2003.

        In April 2002, the Company entered into an agreement with a consultant to provide consulting services  to the Company in exchange  for the  issuance by the Company of 260,000  shares of common stock valued at $0.07 per share and 90,000 shares of common stock valued at $0.10 per share,  for an aggregate value of $27,200.  90,000 shares remain unissued as of December 31,
        2003.

        In September  2002,  the Company  entered  into an  agreement  pursuant to which the Company issued an  aggregate  of  143,000  shares  of common  stock  valued at $0.07 per  share,  in settlement of $10,000 of indebtedness.

        On November 7, 2002,  the Company sold 500,000  shares of common stock to three  individuals for a purchase  price of $0.10 per share or an aggregate  purchase  price of $50,000.  These shares were issued in January 2003.

        On various dates  between April and August 2003,  the Company sold an aggregate of 1,150,000 shares  of  common  stock to six  investors  for a  purchase  price of $0.10 per share or an aggregate purchase price of $115,000.

        In June, 2003, the Company entered into an agreement to issue 345,000 shares of common stock in exchange for  consulting  services  valued at $0.10 per share or an aggregate of $34,500.
        Under the  agreement,  the Company  agreed to issue an additional  108,000  shares of common stock in  exchange  for  additional  consulting  services  valued  at $0.25  per share or an aggregate of $27,000. 108,000 shares remain unissued as of December 31, 2003.

      STOCK SUBSCRIBED
        Stock  subscribed  represents  amounts  received for equity  investments for which shares of common stock remain  unissued at the balance sheet date. On various dates between August and
        December  2003,  the Company sold an  aggregate  of  2,870,000  shares of common stock for a purchase price of $0.10 per share or an aggregate purchase price of $287,000.

        In October 2003, the Company sold 1,785,715 shares of common stock and a warrant to purchase
        3,571,430  shares of common stock, at an exercise price of $0.07 per share, for an aggregate purchase price of $125,000. In November 2003, warrants to purchase an aggregate of 3,571,430 shares of the  Company's  common  stock for an  aggregate  exercise  price of $250,000  were exercised.  In exchange for the exercise of the warrants,  the Company granted an additional warrant to  purchase  3,500,000  shares of common  stock at an  exercise  price of $0.10 per share.

        As a result of the above transactions,  8,227,145 shares with an aggregate purchase price of
        $662,000 are subscribed but unissued as of December 31, 2003.

      LIABILITY FOR SHARES TO BE ISSUED
        Liability for shares to be issued represents  commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at the balance sheet date.

        In September 2002, the Company  entered into an agreement with a Swiss creditor  pursuant to which the Company agreed to issue 650,000 shares of common stock, valued at $0.07 per share, in settlement of indebtedness in the aggregate amount of $45,500.

        In December  2003, the Company  entered into an agreement with a creditor  pursuant to which the Company issued 50,000 shares of common stock valued at $0.30 per share, in settlement of indebtedness in the aggregate amount of $15,000.

        In December  2003,  the Company  entered into an agreement to issue 400,000 shares of common stock  valued at $0.25 per share or an  aggregate  of  $100,000  in  exchange  for  services rendered to the Company.

        In November  2003,  the Company  entered into an agreement to issue 50,000  shares of common stock  valued at $0.10 per share or $5,000 in the  aggregate  for  services  rendered to the
        Company.

        In August 2003,  the Company  entered into an  agreement to issue  150,000  shares of common stock in  exchange  for  consulting  services  valued at $0.10 per share or  $15,000  in the aggregate.  In December 2003,  the Company  agreed to issue an additional  150,000 shares of common stock valued at $0.25 per share in exchange for additional  consulting  services with an aggregate value of $37,500.

        As a result of the above transactions,  1,648,000 shares with an aggregate value of $254,000 are committed but unissued as of December 31, 2003.

      WARRANTS
        At December 31, 2003, the Company has outstanding  warrants to purchase  3,500,000 shares of common stock at $0.10 per share. These warrants were exercised in January 2004.

      STOCK OPTIONS
        The Company's 1999 stock option/stock issuance plan (the "1999 Plan") provides for the grant by the  Company of  options,  awards or rights to  purchase  up to  5,000,000  shares of the
        Company's common stock. As of December 31, 2003,  options under the 1999 Plan to purchase an aggregate  of  2,800,000  of the  Company's  common  stock  had  been  granted  in  1999  to consultants,  of which options to purchase  1,600,000  shares of the Company's  common stock were cancelled in 2000,  options to purchase  200,000  shares of the Company's  common stock were  exercised in 2000 and options to purchase  1,000,000  shares of the  Company's  common stock  remain  outstanding  and  exercisable  at an  exercise  price of $0.50 per share.  At
        December 31, 2003, 3,800,000 shares of the Company's common stock remain available for grant under the 1999 Plan.  No options or other rights have been granted under the 1999 Plan since
        1999.

        In the first quarter of 2000, options for 100,000 shares previously granted to an officer of the Company were repriced from $1.00 per share to $0.75 per share upon his resignation. As a result of this repricing, the Company recorded $187,500 of non-cash compensation expense.

9.    Income Taxes

        The Company has not calculated  the tax benefits of its net operating  losses as of December
        31, 2003, 2002, 2001 and 2000 since it does not have the required  information.  The Company has not filed its federal and state  returns for 2003,  2002 and 2000.  The tax return filed for 2001  will need to be  amended.  For  financial  statement  purposes,  the  Company  has cumulative book losses in the United States of  approximately  $6,257,000 and in Switzerland of  approximately  2,434,000 Swiss francs.  Utilization of net operating loss and tax credit carryforwards in the United States,  when determined,  will be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the  expiration of net operating  losses and tax credit  carryforwards  before full  utilization.  An Internal  Revenue Code Section 382 loss  carryforward  limitation may apply to the portion of the loss incurred prior to the  recapitalization  by the sale of the
        Company's common stock in 2002.

        Due to the uncertainty  over the Company's  ability to utilize these operating  losses,  any deferred tax assets, when determined, would be fully offset by a valuation allowance.

10.   Commitments

        In March 2004, the Company began leasing office space under an operating lease for 18 months at an annual  rental of  $23,796,  plus any  increase  in real  estate  taxes above the base period. The Company has the option to renew for one year at substantially the same rent.

        Total rent expense for office space was $21,953 and $74,238 for 2001 and 2000, respectively.
        No office space was rented in 2003 and 2002.

11. Quarterly Financial Information (Unaudited)

        The following tables contain selected unaudited statement of operations information for each quarter of 2003, 2002, and 2001. Management believes that the following information reflects all normal recurring  adjustments  necessary for a fair  presentation of the information for the periods presented. Unaudited quarterly results are as follows:

                                                         Three Months Ended
                                       3-31-01           6-30-01          9-30-01          12-31-01

       Operating expenses
       Research and development     $    5,000     $           -     $          -        $    5,577
       Selling and marketing             4,023                 -                -             3,018
       General and administrative      509,549            71,733           29,609            28,912
                                    ----------        ----------       ----------        ----------
                                       518,572            71,733           29,609            37,507
       Other income (expense)       ----------        ----------       ----------        ----------
          Forgiveness of debt                -                 -                -           300,998
          Other                        (14,550)           (8,241)          (8,109)            12,51
                                    ----------        ----------       ----------        ----------
                                       (14,550)           (8,241)          (8,109)          313,509
                                    ----------        ----------       ----------        ----------
       Net income (loss)            $ (533,122)        $ (79,974)       $ (37,718)       $  276,002
                                    ===========       ===========      ===========       ==========

                                                         Three Months Ended
                                       3-31-02           6-30-02          9-30-02          12-31-02
       Operating expenses
       Research and development      $   1,361         $   8,860        $   6,416         $  23,154
       General and administrative       67,305            83,358           75,773            59,024
                                    ----------        ----------       ----------        ----------
                                        68,666            92,218           82,189            82,178
       Other income (expense)       ----------        ----------       ----------        ----------
          Forgiveness of debt           21,752                 -                -                 -
          Other                           (429)           (2,486)               -            (1,723)
                                    ----------        ----------       ----------        ----------
                                        21,323            (2,486)               -            (1,723)
                                    ----------        ----------       ----------        ----------
       Net loss                     $  (47,343)       $  (94,704)      $  (82,189)       $  (83,901)
                                    ===========       ===========      ===========       ===========

                                                         Three Months Ended
                                       3-31-03           6-30-03          9-30-03          12-31-03

       Revenues                     $        -       $         -    $           -        $   52,782
       Cost of revenues                      -                 -                -            44,505
                                    ----------        ----------       ----------        ----------
       Gross profit                          -                 -                -             8,277
                                    ----------        ----------       ----------        ----------
       Operating expenses
       Research and development         12,823            11,021           18,685            86,952
       Selling and marketing             5,145             5,346           50,474           183,058
       General and administrative       42,806            31,949           59,721           321,414
                                    ----------        ----------       ----------        ----------
                                        60,774            48,316          128,880           591,424
                                    ----------        ----------       ----------        ----------
       Operating loss                  (60,774)          (48,316)        (128,880)         (583,147)
       Other income (expense)            1,536              (722)          (2,347)           (1,241)
                                    ----------        ----------       ----------        ----------
       Net loss                     $  (59,238)       $  (49,038)      $ (131,227)       $ (584,388)
                                    ===========       ===========      ===========       ===========

