Form 10KSB
period 2004-12-31
ADVANCED LUMITECH INC
filed 2005-08-03
CIK 894537

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
          ACT OF 1934 For the fiscal year ended December 31, 2004

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                                Commission File Number: 033-55254-27

                                       ADVANCED LUMITECH, INC.
                           ----------------------------------------------
                           (Name of small business issuer in its charter)

       Nevada                                                   87-0438637
       ------                                                   ----------
(State or other jurisdiction of                      (IRS Employer Identification No.)
incorporation or organization)

                       8C Pleasant Street, First Floor, South Natick, MA 01760
                       -------------------------------------------------------
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
                                    -----------------------------
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

The Company's revenues for the fiscal year ended December 31, 2004 were $222,279.

The aggregate market value of the voting stock held by non-affiliates of the Company at December 31,
2004, was $6,767,508,  assuming that all executive officers, directors and 10% shareholders known to the Company are affiliates.

The Company had 100,000,000  shares of Common Stock,  $.001 par value,  issued and outstanding as of
December 31, 2004,

Transitional Small Business Disclosure Format:  [ ] Yes  [X ] No

====================================================================================================

____________________________________________________________________________________________________

                                       Advanced Lumitech, Inc.
                                             FORM 10-KSB
                                          Table of Contents

PART I.                                                                                     Page No.

Item 1                 Description of Business.                                                    4

Item 2                 Description of Property.                                                    9

Item 3                 Legal Proceedings                                                           9

Item 4                 Submission of Matters to a Vote of Security Holders.                        9

PART II

Item 5                 Market for Common Equity, Related Stockholder Matters and Small             9
                       Business Issuer Purchases of Equity Securities.

Item 6                 Management's Discussion and Analysis or Plan of Operation.                  11

Item 7                 Financial Statements.                                                       21

Item 8                 Changes In and Disagreements With Accountants on Accounting and             21
                       Financial Disclosure.

Item 8A                Controls and Procedures.                                                    21

Item 8B                Other Information                                                           21

PART III

Item 9                 Directors and Executive Officers of Registrant.                             21

Item 10                Executive Compensation.                                                     23

Item 11                Security Ownership of Certain Beneficial Owners and Management and          24
                       Related Stockholder Matters.

Item 12                Certain Relationships and Related Transactions.                             26

Item 13                Exhibits.                                                                   27

Item 14                Principal Accountant Fees and Services.                                     29

SIGNATURES                                                                                         30

EXHIBIT INDEX                                                                                      31

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

In late 1999, the Company relocated its headquarters,  operations and management to the metropolitan
Boston,  Massachusetts area because it believed the United States would offer the largest market for its  products.  During  fiscal years 2000,  2001 and 2002,  the Company had limited  operations  and limited  resources and had incurred  substantial  payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating  primarily to research and product  development costs and patent prosecution and maintenance  expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating  and settling the Company's  obligations owed to its major creditors in exchange for cash and shares of the Company's  Common Stock. In the second fiscal quarter  of  2002,  the  Company  engaged  a  consultant  to  assist  with  the  development  of the manufacturing process for the Company's  Luminescent Product.  During the first quarter of 2003, the
Company was able to demonstrate the commercial  feasibility of manufacturing its Luminescent Product relying on  third-party  subcontract  manufacturers.  In October  2003,  the Company  made its first commercial  sale of its  Luminescent  Product,  which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its  Luminescent  Product offered in the form of inkjet paper  ("Brightec  Inkjet Paper") to a major office superstore  products retailer that was test marketed in approximately 600 stores  nationwide, which commenced in February 2004 and ended on July 1, 2004.

The Company operates from leased office space located at 8C Pleasant Street, South Natick, MA 01760, telephone number (508) 647-9710. As of December 31, 2004, the Company had one full-time employee and engaged several consultants to provide specialized  services and support for finance and accounting, manufacturing, research and development, marketing, business development and public relations.

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

COMPANY'S PRODUCT

The  Company  markets  and sells  graphic  quality  printable  luminescent  films (the  "Luminescent
Product").  These films incorporate  luminescent,  or phosphorescent  pigments, and are based on the
Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent  under low light or night  conditions.  The Brightec Inkjet Paper version of the
Company's  Luminescent  Product is typically  referred to as "paper"  although it is an  all-plastic construction.

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

As of December 31, 2003, the Company had made its first commercial sale of its Luminescent  Product, which was used as a ticket medium for a major sports event, which occurred in early 2004. In January
2004, the Company made its second commercial sale of its Luminescent  Product offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore  products retailer that was test marketed in approximately 600 stores nationwide,  which commenced in February 2004 and ended on July
1, 2004.  Although  the value of the  Company's  first and second  orders were less than $60,000 and
$200,000,  respectively,  the Company believes they were important  milestones in demonstrating  its manufacturing  ability,  commercial and retail  application  for the Company's  product and bringing visibility to both its product and the Company.  Following  those initial sales and market test, the
Company was able to demonstrate the interest of retail and commercial  customers for its Luminescent
Product,  while at the same time focusing the Company's attention on the price of its products which needed to be significantly  reduced to compete favorably with other specialty media available in the marketplace.

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

As of February 2001, the Company ceased all research and development  activities  because of lack of funds. No additional research and development  occurred until early 2002, when,  following a capital infusion  from a private  investor,  the  Company was able to shift its  development  efforts to the
United  States.  During  the last three  quarters  of 2002 and  during  all of 2003,  the  Company's principal  development  efforts were directed toward  establishing  the ability to have  luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for its products.  During 2004,  the  Company's  principal  development  efforts were directed toward  reducing  production  costs for its  products.  During 2004 and 2003,  the Company  incurred research and development expenses of $147,891 and $129,481, respectively.

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

COMPETITION

The Company is not aware of any competing "luminescent" product that offers the same features as the
Company's Luminescent Product. Typical "glow-in-the-dark" offerings are based on earlier generation, zinc sulfide pigments which have an initial,  strongly visible glow lasting  approximately  one hour and almost no afterglow.  These products have limited applicability in the kinds of graphic printing applications  for which Brightec  products are designed.  The Company does not know of any available
"glow in the dark" paper which provides a printable  surface which is suitable for producing graphic quality images.

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

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars,  two specialty media,  designed to enhance existing or new  applications.  These products  are  believed  to sell for 10% - 50% below the  expected  initial  offering  price for the
Company's Luminescent Product. For high volume, more cost conscious applications, zinc sulfide based
"glow-in-the-dark"  products,  or overprinted prismatic films such as prismatic and glitter gratings will be important  alternatives to the Company's  products.  These are typically  offered at prices, which are believed to be 40% - 50% below the expected pricing for the Company's products.

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

EMPLOYEES
During the period from January 1, 2002 to December 31, 2004, the Company had one full-time employee, no part-time employees and engaged several  consultants to provide specialized  services and support for finance and accounting, manufacturing, research and development, marketing, business development and public relations.

ITEM 2.   PROPERTIES

At December 31, 2004, the Company leased corporate office space at 8C Pleasant Street, South Natick,
Massachusetts under an operating lease with a lease term of eighteen (18) months, expiring in August
2005, at an annual rental of $23,796, plus an additional amount equal to the increase in real estate taxes on such  facilities  above the base period.  The Company has an option to renew this lease for one year at substantially the same rent.

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

                                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
        EQUITY SECURITIES

COMMITMENTS TO ISSUE ADDITIONAL SECURITIES

At December 31, 2004, the Company's  authorized  capital stock  consisted of  100,000,000  shares of
Common Stock, $.001 par value, of which 100,000,000 shares were issued and outstanding. The Company, as of such date, had also made commitments to issue an additional  13,394,765 shares of Common Stock at such time as the Company is able to increase the number of shares of its authorized  Common Stock excluding shares of Common Stock issuable upon the exercise of outstanding options and warrants.

DIVIDENDS

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay future cash dividends.

MARKET INFORMATION

The Company's Common Stock is currently quoted on the National Association of Securities Dealers,
Inc. Over-the-Counter Bulletin Board "pink sheets" ("OTCBB") under the symbol ADLU.PK. The following table lists the high and low sales prices for the Company's Common Stock for the periods indicated.
The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transaction.

                               2003             2004
                               ----             ----
                           High    Low       High   Low
First Quarter $.05         $.05   $.00       $1.85  $.35
Second Quarter             $.05   $.02       $ .51  $.14
Third Quarter $.06         $.06   $.00       $ .25  $.04
Fourth Quarter             $.45   $.00       $ .48  $.06

The shares of Common Stock are subject to various  governmental or regulatory body rules,  including the Securities Act of 1933 and regulations  there under,  the Securities Act of 1934 and regulations there under, and rules promulgated by NASD, which may affect the liquidity of the shares.

HOLDERS

There were  approximately  699 holders of record of the Company's Common Stock as of March 31, 2005.
On March 31,  2005,  the  reported  last sale price of the  Common  Stock on the OTCBB was $0.14 per share.

SALES OF UNREGISTERED SECURITIES

The following  securities  were sold by the Company  during the period  January 1, 2004 to March 31,
2005 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On January 24, 2004, James and Peggy Galvin exercised warrants to purchase an aggregate of 3,500,000 shares of the Company's Common Stock for an aggregate exercise price of $350,000.

In January 2004,  the Company  entered into an agreement to issue 216,000  shares of Common Stock to
Element  Production,  Inc.  in  exchange  for  consulting  services  valued at $0.25 per share or an aggregate  of $54,000.  In October,  2004,  the  Company  entered  into an  agreement  with  Element
Production,  Inc.  pursuant to which the Company  issued  250,000  shares of Common Stock to Element
Production,  Inc.,  valued at $0.10 per share, in settlement of indebtedness  owed by the Company to
Element Production, Inc. in the aggregate amount of $25,000.

In January,  2004,  the Company  agreed to issue 720,000  shares of Common Stock,  at an agreed-upon value of $0.25 per share, to Schwartz Communications in exchange for consulting services of $180,000 provided in 2004.

On January 3, 2005,  the Company sold 250,000  shares of Common Stock to Thomas and Mary McGagh at a purchase price of $0.10 per share for an aggregate purchase price of $25,000.

On January 11, 2005, the Company sold 100,000 shares of Common Stock to Francis T. Steverman at a purchase price of $0.10 per share for an aggregate purchase price of $10,000.

On February 4, 2005,  the Company  sold  2,500,000  shares of Common Stock and a warrant to purchase
2,500,000 shares of Common Stock, at an exercise price of $0.10 per share, expiring on April 1, 2005 to Jeffrey Stern Revocable  Trust,  together with a second warrant to purchase  2,085,000  shares of
Common  Stock at an exercise  price of $0.12 per share,  expiring on July 1, 2005,  for an aggregate purchase price of $250,000.  On March 29, 2005,  Jeffrey Stern Revocable Trust exercised warrants to purchase 1,250,000 shares of the Company's Common Stock for an aggregate exercise price of $125,000.

On February 24, 2005,  the Company sold 20,000 shares of Common Stock to Stephen and Marcella  Elios at a purchase price of $0.10 per share for an aggregate of $2,000.

In February,  2005, the Company  agreed to issue 120,000  shares of Common Stock,  at an agreed-upon value of $0.25 per share, to Schwartz  Communications in exchange for consulting services of $30,000 provided in January and February 2005.

On February 4, 2005, the Company agreed to issue 1,000,000 shares of Common Stock, at an agreed-upon value of $0.075 per share, to Harry Schult in exchange for consulting  services of $75,000  provided from late 2004 to July 2005. In addition,  Harry Schult  received a stock option in connection  with such  consulting  services to purchase an additional  500,000 shares of Common Stock, at an exercise price of $0.001 per share for a period of ten years,  but  vesting  only upon a change of control of the Company..

All shares of Common Stock issued by the Company were issued  without  registration  pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. All purchasers  of shares of the Company's  Common Stock who  purchased  such shares of Common Stock for cash  represented  that they were acquiring the securities for investment and for their own account.
All  purchasers of the Company's  Common Stock who are United  States  residents and purchased  such securities for cash also  represented to the Company that they were  accredited  investors as of the date of such investment.  A legend was placed on the stock certificates  representing all securities purchased  stating that the securities have not been registered  under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

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

Company was able to demonstrate the commercial  feasibility of manufacturing its Luminescent Product relying on  third-party  subcontract  manufacturers.  In October  2003,  the Company  made its first commercial  sale of its  Luminescent  Product,  which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its  Luminescent  Product offered in the form of inkjet paper  ("Brightec  Inkjet Paper") to a major office superstore  products retailer that was test marketed in approximately 600 stores  nationwide, which  commenced  in  February  2004 and  ended on July 1,  2004.  Additional  sales  and  marketing activities are dependent on the Company's  ability to  successfully  raise  additional  capital,  as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part
II, Item 6, "Risk Factors".

GOING CONCERN CONSIDERATION
Investors in the Company should take into account that the Company has a working  capital deficit of approximately $704,000 and an accumulated deficit of approximately  $9,909,000 at December 31, 2004, and recurring net losses since inception.  The future viability of the Company is dependent upon the
Company's ability to obtain  additional  financing and achieve  profitability in future  operations.
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

INCOME TAXES
The  Company  has a history of losses.  These  losses  generated  sizeable  federal  and foreign net operating loss ("NOL") carryforwards as of December 31, 2004, which amounts have not been determined because the Company  does not have the required  information.  The Company has not filed its federal and state tax  returns  for 2003,  2002 and 2000 and the tax  return  filed for 2001 will need to be amended.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In November  2004,  the FASB issued SFAS No. 151,  "Inventory  Costs," an  amendment  of ARB No. 43,
Chapter 4,  "Inventory  Pricing".  This statement  clarifies that abnormal  amounts of idle facility expense,  freight,  handling  costs,  and  wasted  materials  (spoilage)  should  be  recognized  as current-period  charges and requires the  allocation of fixed  production  overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No.
151 are effective for inventory  costs incurred  during fiscal years  beginning after June 15, 2005.
The Company is currently  evaluating  the effects of this  statement,  which it is required to adopt effective January1, 2006, on its financial position, results of operations and cash flow.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123,
"Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock
Issued to Employees." SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans.
SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The
Company is evaluating the alternatives under the standard, which it is required to adopt in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of
APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for
Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS
No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the impact of this statement on the Company's financial position, results of operations and cash flow.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED WITH YEAR ENDED DECEMBER 31, 2003

REVENUES:
In October 2003, the Company made its first  commercial sale of the Luminescent  Product,  which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the
Company made its second  commercial  sale of its  Luminescent  Product offered in the form of inkjet paper  ("Brightec  Inkjet  Paper") to a major  office  superstore  products  retailer  that was test marketed in approximately 600 stores nationwide,  which commenced in February 2004 and ended on July
1, 2004. The Company's revenue increased by $169,497 in 2004 to $222,279 from $52,782 in 2003.

GROSS PROFIT:
The  Company's  gross  profit  percentage  decreased  by 11.8% in 2004 to  approximately  3.9%  from approximately 15.7% in 2003. The decrease in the Company's gross profit percentage was primarily due to the requirement  that the Company  participate in retail price  reductions of its Brightec Inkjet
Paper necessary for the retail seller to achieve targeted sales requirements during the market test, which  commenced  in  February  2004 and  ended on July 1,  2004.  As a result of this  sales  price reduction  participation  requirement,  the Company refunded $60,000 to the major office  superstore retailer in 2004.  In order to increase its gross  profit  percentage  and compete  favorably in the marketplace, the Company will need to lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and  development  expenses  increased by $18,410 in 2004 to $147,891 from $129,481 in 2003.
The increase in research and  development  expenses was  primarily  due to an increase in consultant fees,  offset in part by a decrease in the number of  manufacturing  trial runs and the use of fewer supplies related to the efforts of  demonstrating  the commercial  feasibility of manufacturing  the
Company's luminescent films. The research and development expenses in 2004 were related primarily to consultant fees,  qualifying raw materials and efforts of reducing  manufacturing  and raw materials costs.

SELLING AND MARKETING EXPENSES:
Selling and marketing  expenses increased by $470,468 in 2004 to $714,491 from $244,023 in 2003. The increase in selling and marketing expenses was primarily due to an increase in professional fees and consulting services,  which consisted primarily of expenses incurred for a marketing  consultant,  a marketing and corporate  branding  consultant  and expenses  incurred in connection  with the public relation  campaign to support the United States launch of the Brightec brand name and products.  The increase in selling and marketing  expenses  included an increase in non-cash charges of $336,000 in
2004 to $525,000 from $189,000 in 2003 relating to  commitments  to issue and issuances of shares of the  Company's  Common  Stock in exchange  for public  relation and  corporate  branding  consulting services,  including  approximately  $266,000 in consulting expense related to the issuance of stock options to a former consultant.

GENERAL AND ADMINISTRATIVE:
General and administrative  expenses consist primarily of the compensation of the executive officer, rent,  consultants,  legal and accounting costs.  General and  administrative  expenses increased by
$241,351 in 2004 to $697,241 from  $455,890 in 2003.  This increase was primarily due to an increase in the  compensation  of the  President,  rent for a new location  and  consultant  fees,  including consulting  fees paid to an  affiliate  of the Company  and the  commitment  to issue  shares of the
Company's  Common Stock with a value of $75,000 in exchange  for  professional  services,  offset by lower accounting fees.

INTEREST EXPENSE
Interest  expense  incurred on amounts  due to related  parties was $16,296 and $13,774 in the years ended December 31, 2004 and 2003, respectively. The interest expense is primarily due to the Company borrowing $104,000 from David Geffen, the Company's principal stockholder,  under convertible demand promissory  notes,  which bear interest of 8%. At December 31, 2004,  $100,000 was outstanding under these short terms notes.  At December 31, 2004 and 2003,  respectively,  $166,491 and $156,704,  was outstanding under the Company's long-term debt from the mother-in-law of the Company's President. At each balance sheet date, the  outstanding  debt in Swiss francs is converted to US dollars,  and any required adjustment is recorded in the cumulative  translation  adjustment account within the equity section of the balance sheet.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

REVENUES:
In January 2004, the Company made its second commercial sale of its Luminescent  Product,  which was sold in the form of inkjet paper  ("Brightec  Inkjet Paper") to a major office  superstore  products retailer which test marketed the Brightec Inkjet Paper in approximately 600 stores  nationwide.  The market test  commenced in February  2004 and ended on July 1, 2004.  The  Company's  revenue for the three  months  ended March 31, 2004 was  $176,216  compared to no revenue for the  comparable  three months of 2003.

GROSS PROFIT:
The  Company's  gross  profit  percentage  was 3.9% for the three month period ended March 31, 2004, which was primarily due to the requirement  that the Company  participate in retail price reductions of its Brightec Inkjet Paper necessary for the retail seller to achieve targeted sales  requirements during the market test. As a result of this sales price  reduction  participation  requirement,  the
Company refunded $60,000 to the major office superstore retailer in 2004.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development  expenses increased by $49,864 for the three months ended March 31, 2004 to
$62,687  from  $12,823 for the  comparable  three  months of 2003.  The  increase  in  research  and development  expenses was primarily due to an increase in the number of manufacturing  trial runs in the first quarter of 2004.

SELLING AND MARKETING EXPENSES:
Selling and  marketing  expenses  increased by $163,254 for the three months ended March 31, 2004 to
$168,399 from $5,145 for the comparable  three months of 2003. The increase in selling and marketing expenses was  primarily  due to an increase in  professional  fees and  consulting  services,  which consisted  primarily of expenses  incurred for a marketing  consultant,  a marketing  and  corporate branding consultant and expenses incurred in connection with the public relation campaign to support the United  States  launch of the  Brightec  brand name and  products.  The  increase in selling and marketing  expenses  included  non-cash  charges  relating  to  commitments  to issue  shares of the
Company's  Common  Stock in exchange for  consulting  services of $72,000 for the three months ended
March 31, 2004, compared to no such charges for the comparable three months of 2003.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting costs. General and administrative  expenses  increased by $95,369 for the three months ended March 31, 2004 to $138,175 from $42,806 for the comparable three months of 2003. This increase was primarily due to an increase in the  compensation  of the  President,  rent for a new location  and  consultant  fees,  including consulting fees paid to an affiliate of the Company, offset by lower accounting fees.

OTHER INCOME (EXPENSE)
For the three months ended March 31, 2004,  the net of interest  expense was $2,087  compared to net interest income of $1,536 for the comparable  period in 2003.  Interest  expense and interest income are dependent on the level of loans due to and from affiliated parties.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

REVENUES:
In the three months ended June 30, 2004,  the Company made its third and forth  commercial  sales of its Luminescent Product, which was used to create promotional magnets. The Company's revenue for the three months ended June 30, 2004 was $41,965  compared to no revenue for the comparable three months of 2003.

GROSS PROFIT:
The Company's  gross profit  percentage  was 35% for the three month period ended June 30, 2004. The
Company was able to realize a satisfactory gross profit,  since no price reduction  participation or other price related agreement were linked to its third and fourth commercial sales.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development  expenses  increased by $20,908 for the three months ended June 30, 2004 to
$31,929  from  $11,021 for the  comparable  three  months of 2003.  The  increase  in  research  and development  expenses was primarily due to an increase in the number of manufacturing  trial runs in the second quarter of 2004.

SELLING AND MARKETING EXPENSES:
Selling and  marketing  expenses  increased  by $121,889 for the three months ended June 30, 2004 to
$127,235 from $5,346 for the comparable  three months of 2003. The increase in selling and marketing expenses was  primarily  due to an increase in  professional  fees and  consulting  services,  which consisted  primarily of expenses  incurred for a marketing  consultant,  a marketing  and  corporate branding consultant and expenses incurred in connection with the public relation campaign to support the United  States  launch of the  Brightec  brand name and  products.  The  increase in selling and marketing  expenses  included  non-cash  charges  relating  to  commitments  to issue  shares of the
Company's  Common  Stock in exchange for  consulting  services of $72,000 for the three months ended
June 30, 2004, compared to no such charges for the comparable three months of 2003.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting costs. General and administrative  expenses  increased by $153,665 for the three months ended June 30, 2004 to $185,614 from $31,949 for the comparable three months of 2003. This increase was primarily due to an increase in the  compensation  of the  President,  rent for a new location  and  consultant  fees,  including consulting fees paid to an affiliate of the Company.

OTHER INCOME (EXPENSE)
For the three months ended June 30, 2004, the net of interest expense and interest income was $1,482 compared to the $722 for the comparable  period in 2003.  Interest  expense and interest  income are dependent on the level of loans due to and from affiliated parties.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES:
The  Company's  revenue for the three  months  ended  September  30, 2004 was $1,560  compared to no revenue for the comparable three months of 2003.

GROSS PROFIT:
The gross profit percentage was negative for the three months ended September 30, 2004 primarily due to writing off certain inventory.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development  expenses decreased by $6,923 for the three months ended September 30, 2004 to $11,762  from  $18,685 for the  comparable  three  months of 2003.  The  decrease in research and development  expenses was primarily due to the decrease in the number of manufacturing trial runs in the third quarter of 2004.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses increased by $26,495 for the three months ended September 30, 2004 to
$76,969 from $50,474 for the comparable three months of 2003. The increase in selling and marketing expenses was  primarily  due to an increase in  professional  fees and  consulting  services,  which consisted  primarily of expenses incurred in connection with the public relation campaign to support the United  States  launch of the  Brightec  brand name and  products.  The  increase in selling and marketing  expenses  included  non-cash  charges of $45,000 for the three months ended September 30,
2004,  compared to $49,500 for the comparable three months of 2003, relating to commitments to issue shares of the Company's Common Stock in exchange for public relation consulting services.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting costs. General and administrative  expenses  increased  by $60,573 for the three  months  ended  September  30, 2004 to
$120,294 from $59,721 for the comparable three months of 2003. This increase was primarily due to an increase  in the  compensation  of the  President,  rent for a new  location  and  consultant  fees, including consulting fees paid to an affiliate of the Company.

OTHER INCOME (EXPENSE)
For the three months ended  September 30, 2004, the net of interest  expense and interest income was
$514 compared to $2,347 for the comparable period in 2003.  Interest expense and interest income are dependent on the level of loans due to and from affiliated parties.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2004:
Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its Common Stock,  warrants to purchase  shares of the Company's  Common Stock and debt securities.  The Company has raised,  from inception through December 31, 2004,  cumulative net cash proceeds  from the sale of its equity of  approximately  $3.9  million.  The  Company's  net working capital deficit at December 31, 2004 was $703,841  compared to a deficit of $101,367 at December 31,
2003. The Company's  authorized  capital stock consists of 100,000,000 shares of Common Stock all of which were issued and  outstanding  at December 31, 2004.  As of December 31, 2004,  the Company had
also made commitments to issue an additional  13,394,765  shares of Common Stock at such time as the
Company is able to  increase  the number of  authorized  shares of its Common  Stock.  The number of shares committed  excludes shares of Common Stock issuable upon the exercise of outstanding  options and warrants.  Amounts received for these additional  committed shares which were purchased for cash have been received by the Company and are reflected in the Company's  2004  financial  statements as
Common Stock subscribed.  Amounts received for these additional  committed shares, which were agreed to be issued in exchange for consulting  services or in exchange for settlement of obligations  owed by the Company,  are reflected in the Company's 2004 financial statements as liability for shares to be issued.  In December 2004, the Company's  president  agreed to allow the Company to redeem 77,620 shares of his  common  stock for no  consideration  in order to allow the  Company  to  fulfill  its commitments to issue shares to certain  consultants and investors in the Company.  Upon the increase in the number of authorized  shares of its Common Stock,  the Company will issue 77,620  replacement shares (adjusted for any recapitalization transactions) for no additional consideration.

Cash and cash  equivalents  decreased to $4,310 at December  31, 2004 from  $335,803 at December 31,
2003. Net cash used for operating activities for the year ended December 31, 2004 was $726,451.

Net cash provided by financing activities for the year ended December 31, 2004 was $400,569. The net cash provided was primarily the result of $350,000 cash received  through  equity  transactions  and
$54,000 of additional borrowings from related parties.

ABILITY TO CONTINUE AS A GOING CONCERN
At December 31, 2004,  the Company has  generated  minimal  revenues  from  commercial  sales of the
Company's  products.  To date,  the  Company's  operations  have  generated  accumulated  losses  of approximately $9,909,000. At December 31, 2004, the Company's current liabilities exceed its current assets by approximately $704,000. The Company's ability to remedy this condition is uncertain due to the Company's  current  financial  condition.  These  conditions raise  substantial  doubt about the
Company's ability to continue as a going concern.  The Company believes it has the ability to obtain additional funds from its principal  stockholders or by raising additional debt or equity securities as described  below.  The Company is continuing  discussions  with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available,  that they will be available on commercially reasonable terms.

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

CREDIT AVAILABILITY
The Company had no line-of-credit facilities as of December 31, 2004.

COMMITMENTS
The Company had no material capital expenditure commitments as of December 31, 2004.

EFFECTS OF INFLATION
Management believes that financial results have not been significantly impacted by inflation and price changes.

RISK FACTORS

         THE  COMPANY  HAS A LIMITED  OPERATING  HISTORY  UPON WHICH AN INVESTOR  CAN  EVALUATE  ITS
POTENTIAL FOR FUTURE SUCCESS.

         The Company has had three commercial sales of its Luminescent  Products aggregating a total of approximately  $265,000.  Therefore,  there is limited historical financial information about the
Company  upon  which  to base an  evaluation  of the  Company's  performance  or to make a  decision regarding an  investment  in shares of the  Company's  Common  Stock.  The Company has  generated an accumulated  deficit of approximately  $9,909,000  through December 31, 2004. To date, the Company's operations  have  largely been  limited to its effort to develop the  manufacturing  process for its
Luminescent  Product.  Sales of the  Company's  products may fail to achieve  significant  levels of market acceptance. The Company's business will be subject to all the problems,  expenses, delays and risks  inherent  in the  establishment  of an early stage  business  enterprise,  including  limited capital,  delays in product  development,  manufacturing,  costs  overruns,  price  increases in raw materials and unforeseen difficulties in manufacturing,  uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may  encounter  unforeseen  difficulties  that may deplete its limited  capital more rapidly than anticipated.

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
If financing is not  available on  satisfactory  terms,  the Company may be unable to operate at its present level, market or sell its products,  establish or maintain a system of financial controls or develop and expand its  business,  develop new  products or develop new markets,  and its  operating results may be adversely  affected.  Debt financing,  if available,  increases  expenses and must be repaid regardless of operating  results.  The availability of debt or equity financing is uncertain, and successful equity financing would result in additional  dilution to existing  stockholders.  The losses  incurred to date,  the  uncertainty  regarding the ability to raise  additional  capital and questions  concerning  the  Company's  ability to generate net income and  positive  cash flows from operations  indicate  that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's report of independent registered public accounting firm, as of and for the year ended December 31, 2004, also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

         THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.

         As of December 31, 2004, the Company had only one full-time  employee and several part-time consultants.  The Company has not had  sufficient  resources to hire  additional  employees  and the
Company's  continued  inability to hire additional  employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

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

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT  DILUTION
TO OTHER HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.

         As of December 31, 2004, warrants and options to acquire a total of 5,462,911 shares of the
Company's Common Stock were  outstanding.  As of such date, the Company had also made commitments to issue an  additional  13,394,765  shares of Common Stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's  authorized Common Stock which require the approval of the Company's stockholders.  The existence of such stock options,  warrants, and commitments  could adversely  affect the price at which shares of the Company's Common Stock may be sold or the  ability  of the  market to absorb  such  additional  shares of Common  Stock if such investors  decide to sell such  shares  and the terms on which the  Company  can  obtain  additional financing.

         THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK.

         The Company's  Common Stock is thinly traded and may  experience  price  volatility,  which could affect a stockholders  ability to sell the Company's Common Stock or the price at which it may be sold.  There has been and may continue to be a limited  public market for the Common Stock of the
Company.  The shares of the Company's Common Stock are not traded on any established  market and the
Company's  Common Stock was delisted from the NASDAQ small cap market in 2001 due to  non-compliance with certain continuing listing requirements.  The Company's Common Stock is currently quoted on the
"pink sheets" under the symbol "ADLU.PK".

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

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

         During the last five years, the Company did not have an accounting department,  but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation  of its  financial  statements.  The Company has received a letter from its  independent public  accountants  indicating  that the  Company  has  material  weaknesses  with  respect  to (1)
accurately  recording  day-to-day  transactions,  (2) the lack of  segregation  of  duties,  (3) the approval of significant  transactions in a timely manner by the Company's Board of Directors and (4)
the  preparation  of its  financial  statements,  in an accurate and timely  fashion.  The Company's management  agrees with the  assessment  of the  Company's  independent  public  accountants  and is developing a plan to address these material weaknesses.

ITEM 8B.  OTHER INFORMATION

              Not applicable.

                                              PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers of the Registrant

During the fiscal year ended December 31, 2004. Patrick Planche was the Company's sole employee and sole executive officer.

The positions held by each Director and executive officer of the Company are stated below:

NAME                         AGE              POSITION WITH THE COMPANY

Patrick Planche              41               President, Chief Executive
                                              Officer, Treasurer and Director

Francois Planche             48               Secretary and Director(1)

David Geffen                 50               Director

Patrick Planche has been President,  Chief  Executive  Officer,  and a Director of the Company since
August  1998.  He is the  President,  a  Director  and  co-founder  of the  Company's  wholly  owned subsidiary,  Brightec  SA,  which was  organized  in 1992 and is the legal  owner of the patents and trademarks  used by the Company in connection  with its business.  Patrick Planche is the brother of
Francois Planche.

Francois  Planche was secretary and a Director of the Company from August 1998 to April 27, 2005 and is a Director and co-founder of the Company's wholly owned subsidiary, Brightec SA. Francois Planche is the brother of Patrick Planche.

David J. Geffen was elected as a Director of the Company  effective April 28, 2005.  During the last five years, Mr. Geffen has been the president and owner of Geffen Construction,  Inc., a residential construction contracting company.

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

         Based solely on the Company's  review of the copies of the forms  received by it during the fiscal  years ended  December  31,  2004 and  written  representations  that no other  reports  were required,  the Company  believes  that each person who, at any time during such fiscal  year,  was a
Director,  officer or beneficial  owner of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal years, except with respect to the following filings:  Francois Planche,  a Director of the Company as of December 31, 2004, and Patrick Planche,
the President, Chief Executive Officer and a Director of the Company, each failed to timely file one report on Form 4.

_______________________
(1) Francois Planche resigned as Secretary and Director of the Company effective April 27, 2005.

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

Compensation  of  Executive  Officers.  The  salaries of the  executive  officers of the Company are reviewed annually by the Board of Directors.  The Board has not considered  compensation  levels for comparable  positions  at similar  companies  in  determining  compensation  levels for  management.
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
There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2004.

Compensation  of the Chief Executive  Officer.  Mr. Patrick  Planche's  salary for fiscal year ended
December 31, 2004 was determined by the Board based upon the Company's working capital  limitations, and was not intended to reflect the Board's view of his value to the Company.

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

The Company does not currently pay cash or other compensation to its Directors.

Executive Compensation

The following table sets forth the aggregate cash  compensation  paid by the Company with respect to the fiscal  years ended  December 31,  2004,  December 31, 2003,  and December 31, 2002 to the Chief
Executive Officer.

NAME AND POSITION          YEAR             CASH COMPENSATION

Patrick Planche            2004              $156,000
  Chief Executive Officer  2003               $85,000
  President and Treasurer  2002               $39,000

As of December 31, 2004,  2003 and 2002, a loan with a principal  balance of $250,000 was due to the
Company from Patrick Planche.  This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the loan is due annually. No interest payments on such loan have been made by Mr.  Planche to the  Company to date and,  accordingly,  net  accrued interest was receivable from Patrick Planche of $38,750,  $25,123, $14,076, as of December 31, 2004,
2003 and 2002, respectively.

Option Grants

No options or similar  rights were  granted to  executive  officers,  directors  or employees of the
Company  during the fiscal year ended  December  31, 2004.  The  Company's  1999 stock  option/stock issuance plan (the "1999 Plan")  provides for the grant by the Company of options,  awards or rights to purchase up to 5,000,000 shares of the Company's  Common Stock. As of December 31, 2004,  options to purchase an aggregate of 2,800,000 of the Company's  Common Stock had been granted under the 1999
Plan,  of which  options  to  purchase  1,600,000  shares  of the  Company's  Common  Stock had been cancelled,  options to purchase  200,000 shares of the Company's Common Stock had been exercised and options to purchase  1,000,000  shares of the Company's  Common Stock remained  outstanding  and are exercisable at an exercise price of $0.50 per share. At December 31, 2004,  3,800,000  shares of the
Company's  Common Stock remain  available  for grant under the 1999 Plan. No options or other rights have been granted under the 1999 Plan since 1999. In addition to the 1999 Plan, in 2004, the Company granted a  non-qualified  option to purchase  4,462,911  shares of the Company's  Common Stock at an exercise price of $0.10 per share to a former  consultant in settlement of claims made by the former consultant against the Company.  The option is fully vested and is exercisable for a period of three years. In 2005, the Company also granted,  subject to shareholder  approval,  options at an exercise price of $0.12 per share to purchase  12,000,000  shares of Common Stock to Patrick Planche together with two additional options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's  Common Stock. The Company also granted a non-qualified  option to purchase  2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois Planche,  a former  Director of the  Company.  Also in 2005,  the Company  granted a  non-qualified  option to a consultant to purchase  500,000  shares of the Company's  Common Stock at an exercise price of $.001 per share for a period of ten years,  but vesting only upon a change of control of the Company.  The options  granted in 2004 and 2005 cannot be exercised  until such time as the Company  increases the number shares of the Company's authorized Common Stock.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND RELATED  STOCKHOLDER
          MATTERS.

The following table sets forth certain information  regarding the Company's Common Stock owned as of
March 31, 2005 by (i) each person (or group of  affiliated  persons)  known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (ii) each of the Company's  directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise  indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment  power with respect to all the shares of the Common Stock indicated.

                                                -24-

-------------------------------------------------- --------------------- ------------------
Directors and Named Executive Officers             Number of Shares Owned
-------------------------------------------------- --------------------- ------------------
Patrick Planche                                        3,536,130                3.5%
    15A Moccasin Path
    South Natick, MA
-------------------------------------------------- --------------------- ------------------
Francois Planche (1)                                   5,083,750                5.1%
    81 Boulevard de la Cluse,
    1205 Geneva, Switzerland
-------------------------------------------------- --------------------- ------------------
David J. Geffen (2)                                   46,263,403               46.2%
    11 Clover Terrace
    Natick, MA
-------------------------------------------------- --------------------- ------------------
All executives  officers and directors as a group     54,883,283               54.9%
(3 persons)
-------------------------------------------------- --------------------- ------------------
Additional 5% Stockholders
-------------------------------------------------- --------------------- ------------------
Jeffrey Stern Revocable Trust (3)                      7,085,000                7.1%
    44 Eliot Hill Road
    Natick, MA
----------------------------------------------- -------------------------------------------
James J. Galvin and Peggy Galvin                       8,857,144                8.8%
    9 Bluestone Path
    Natick, MA
-------------------------------------------------- --------------------- ------------------
Holding Canales b.v.                                   6,536,000                6.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands
-------------------------------------------------- --------------------- ------------------
Jose Canales la Rosa (4)                               7,473,500                7.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands
-------------------------------------------------- --------------------- ------------------

(1)      Effective April 27, 2005,  Francois Planche  submitted his resignation as a Director of the
         Company.

(2)      The shares of Common Stock  beneficially  owed by David J. Geffen include 500,000 shares of
         Common Stock which are issuable upon the  conversion of a  convertible  promissory  note of
         $50,000, at a conversion rate of $0.10 per share and 3,000,000 shares of Common Stock owned of record by Geffen  Construction  Profit  Sharing  Plan,  of which  David J. Geffen is the primary  beneficiary.  David J. Geffen was  elected as a Director of the Company  effective
         April 28, 2005.

(3)      The shares of Common Stock  beneficially  owed by the Jeffrey Stern Revocable Trust include
         3,335,000  shares of Common  Stock  which are  issuable  upon the  exercise of a warrant to purchase 1,250,000 shares of the Company's Common Stock at $0.10 per share,  expiring April
         1, 2005 and a second warrant to purchase  2,085,000 shares of the Company's Common Stock at
         $0.12 per share, expiring on July 1, 2005.

(4)      Includes  6,536,000  shares of Common Stock owned of record by Holding  Canales  b.v.  Jose
         Canales la Rosa is the  majority  stockholder  of Holding  Canales  b.v.  and is deemed the beneficial owner of all shares owned of record by Holding Canales b.v. Jose Canales la Rosa is also the  beneficial  owner of  937,500  shares  of  Common  stock  owned of  record  by
         Luminescent  Europe  Technologies  b.v.  Jose  Canales la Rosa is a former  director of the
         Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At  December  31,  2004 and 2003,  $20,000  was owed to  Luminescent  Europe  Technologies  b.v.,  a
Netherlands company, ("LET b.v."), whose principal shareholder,  Jose Canales La Rosa ("Canales") is a shareholder of the Company. This debt related to the repurchase of certain licenses granted by the
Company to LET b.v. for the use and exploitation of the Company's Luminescent Products.  The Company
and LET b.v.  entered into an agreement in April,  2005 to settle this obligation by the issuance of
100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

As of December 31, 2004 and 2003,  a loan with a principal  balance of $250,000 was due from Patrick
Planche to the Company.  This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is  full-recourse.  Interest on the loan is due annually.  No interest payments on such loan have been made by Mr.  Planche to the Company to date.  As of December  31, 2004 and 2003, net accrued interest was receivable from Mr. Planche of $38,750 and $25,123, respectively.

At December 31, 2004 and 2003, the Company owed Patrick Planche $55,196 and $8,696, respectively, in connection  with advances made by Mr. Planche to the Company during such years.  All such loans bore interest at the Internal  Revenue  Service short term  "Applicable  Federal Rate" and were offset by amounts  loaned to Mr. Planche by the Company.  During fiscal 2004 and 2003, the Company  recognized net interest income of $13,627 and $11,000, respectively, on the above note receivable and advances.

During the years ended December 31, 2004 and 2003 respectively, Geffen Construction, Inc., a company owed by David Geffen, the Company's principal  stockholder,  received compensation in the amounts of
$37,500 and $86,000, respectively, for consulting services provided by Mr. Geffen to the Company. In fiscal  2004,  David  Geffen  also  received  additional  compensation  in the amount of $52,500 for consulting services provided by Mr. Geffen to the Company.

In  December  2002,  the  Company  borrowed  $50,000  from David  Geffen,  the  Company's  principal stockholder,  under a convertible  demand promissory note, which bore interest at 8% and was payable in full on demand within one year. The  principal,  if not paid within thirty days of when due, bore interest at the rate of 10%. The note was  convertible  into that number of shares of the  Company's
Common Stock  determined  by dividing the unpaid  principal  amount,  together  with all accrued but unpaid interest on the note at the conversion  date, by $0.10,  subject to certain  adjustments.  At
December 31, 2004 and 2003,  $50,000 was outstanding  under this note and accrued interest of $3,575 and $4,150,  respectively,  was due to the Company. In February 2005, the Company repaid the $50,000 principal of this note in full and all accrued  interest on this note was paid in full to Mr. Geffen in March 2005.

In early 2003, the Company issued a second  convertible  demand  promissory note to David Geffen, to borrow up to an  additional  $55,000 with the same terms as provided in the December  2002 note with
Mr.  Geffen,  except that the interest  rate on the second note is fixed at 8%. At December 31, 2004 and 2003, $50,000 and $54,000, respectively, was outstanding under this note and accrued interest of
$2,997 and $3,300, respectively,  was due. In April 2005, the Company repaid this note together with all accrued interest in full.

In December 2004, Mr. Geffen advanced the Company $9,000, on a non-interest  bearing basis which was repaid by the Company in January 2005.

As of December 31, 2004 and 2003, $166,491 and $156,704, respectively, was outstanding in connection with an agreement  entered into in 2002 with Clairelyse  Marini,  the mother-in-law of the Company's president  pursuant to which Mrs.  Marini paid the  Company's  obligations  to Credit  Suisse in the amount of $121,914.  This  agreement  provides for the  repayment of 2,000 Swiss francs of principal each January 1 and July 1, together with accrued interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company  recorded  interest expense with respect to this obligation for 2004 and 2003 of $7,562 and $6,430, respectively. This obligation is denominated in Swiss francs and at each balance sheet date the outstanding  debt is translated to U.S.  dollars and any required adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet.

On October 3, 2003,  the Company  sold  1,785,715  shares of Common  Stock and a warrant to purchase
3,571,430 shares of Common Stock, at an exercise price of $0.07 per share, to James and Peggy Galvin for an aggregate  purchase price of $125,000.  On November 5, 2003 and November 24, 2003,  James and
Peggy Galvin exercised warrants to purchase an aggregate of 3,571,430 shares of the Company's Common
Stock for an aggregate exercise price of $250,000. On November 5, 2003, in exchange for the exercise of the  warrants,  the Company  granted  James and Peggy  Galvin an  additional  warrant to purchase
3,500,000  shares of Common  Stock at an exercise  price of $0.10 per share which were  exercised on
January 24, 2004.

ITEM 13.  EXHIBITS

Financial Statements, Reports on Form 8-K and Exhibits.

(A)           Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                          F-2

Consolidated Balance Sheet as of December 31, 2004                                               F-3

Consolidated  Statements of  Operations  and  Accumulated  Deficit for the years ended
December 31, 2004 and 2003                                                                       F-4

Consolidated  Statements  of  Stockholders'  Deficit for the years ended  December 31,
2004 and 2003                                                                                F-5-F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003       F-10-F-11

Notes to Consolidated Financial Statements                                                 F-12-F-21

(B) Reports on Form 8-K

              On November 24, 2004, the Company filed a report on Form 8-K relating to a settlement with a former employee of the Company.

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

   10.7        Lease  dated  March 1, 2004 by and  between  6-8  Pleasant  Street  Realty  Trust and
               Advanced  Lumitech,  Inc. for corporate  office space in South Natick,  MA. (filed as
               Exhibit 10.7 to the Company's 2003 Form 10-KSB)

   21          List of Subsidiaries (filed as Exhibit 21 to the Company's 2003 Form 10-KSB)

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  is a  description  of the fees paid by the Company to Carlin,  Charron & Rosen,  LLP
("CCR") during the years ended in December 31, 2004 and prior periods.

Audit Fees:  The Company paid fees to CCR in connection  with its audit of the  Company's  financial statements of approximately  $35,100 for the year ended December 31, 2004 and $122,500 for the years ended December 31, 2003, 2002, 2001 and 2000.

Financial  Information Systems Design and Implementation Fees: The Company did not engage CCR during the years ended  December  31, 2004 and 2003 to provide  advice to the Company  regarding  financial information systems design and implementation.

Other fees: The Company did not pay any fee to CCR to perform  non-audit  services  during the years ended December 31, 2004 and 2003.

                                             SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              ADVANCED LUMITECH, INC.

Date:  August 3, 2005                                         By:  /S/ Patrick Planche
---------------------                                         ------------------------
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

Signature                            Title                                                Date
                                     -----                                                ----

/S/ Patrick Planche                  President, Chief Executive Officer,              August 3, 2005
------------------------
Patrick Planche                      Treasurer and Director
                                     (Principal executive officer and principal
                                     financial and accounting officer)

/S/ David Geffen                     Director                                         August 3, 2005
------------------------
David Geffen

                                            EXHIBIT INDEX

                          FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit
Number                              Description

31             Certification of Chief Executive and Financial  Officer
               pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant
               to  Section  302 of  the  Sarbanes-Oxley  Act of  2002.
               (filed herewith)                                                    E-1

32             Certification  of the  Chief  Executive  and  Financial
               Officer  Pursuant to Rule 13a-14(b) of the Exchange Act
               and 18 U.S.C.  Section  1850,  as Adopted  Pursuant  to
               Section 906 of the  Sarbanes-Oxley  Act of 2002. (filed
               herewith)                                                           E-2

                                                                                          EXHIBIT 31

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

I, Patrick Planche, certify that:

1.       I have reviewed this Annual Report of Advanced Lumitech, Inc.;

2.       Based on my  knowledge,  this annual  report does not  contain  any untrue  statement  of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this report;

3.       Based on my knowledge,  the financial statements,  and other financial information included in this report, fairly present in all material respects the financial condition, results of operations  and cash  flows of the  small  business  issuer  as of,  and for,  the  periods presented in this report;

4.       I am responsible for  establishing and maintaining  disclosure  controls and procedures (as defined in Exchange Act Rules  13a-15(e) and 15d-15(e))  for the small business  issuer and have:

         (a)      Designed  such  disclosure  controls  and  procedures,  or caused such  disclosure controls  and  procedures  to be  designed  under my  supervision,  to ensure that material  information  relating  to  the  small  business  issuer,  including  its consolidated  subsidiaries,  is made known to me by others within those  entities, particularly during the period in which this report is being prepared;

         (b)      Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the  disclosure  controls and  procedures,  as of the end of the period covered by this report based on such evaluation; and

         (c)      Disclosed  in this  report  any  change in the small  business  issuer's  internal control over financial  reporting that occurred during the small business issuer's most recent fiscal quarter that has materially  affected,  or is reasonably likely to materially  affect, the small business issuer's internal control over financial reporting; and

5.       I have  disclosed,  based on my most recent  evaluation of internal  control over financial reporting,  to the small business  issuer's  auditors and the small business issuer's audit committee of the board of directors (or persons performing the equivalent functions):

         (a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small  business  issuer's  ability to record,  process,  summarize  and report financial information; and

         (b)      Any fraud,  whether or not material,  that involves  management or other employees who have a significant role in the small business  issuer's  internal control over financial reporting.

Date:       August 3, 2005                            /s/ Patrick Planche
            ------------------                        ----------------------------------------------
                                                      Patrick Planche, President, Chief Executive
                                                      Officer, Treasurer and Chief Financial Officer

                                                 E-1

                                                                                          EXHIBIT 32

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-KSB for
the period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Patrick Planche,  President,  Chief Executive Officer, Treasurer and Chief
Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

(2)      The information  contained in the Report fairly  presents,  in all material  respects,  the financial condition and result of operations of the Company.

/s/ Patrick Planche
--------------------------------------
Patrick Planche, President,
Chief Executive Officer, Treasurer and
Chief e Financial Officer
August 3, 2005

                                                 E-2

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                  CONSOLIDATED FINANCIAL STATEMENTS

                                     AS OF DECEMBER 31, 2004 AND
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              CONTENTS

                                                                                      PAGE

Report of Independent Registered Public Accounting Firm                                F-2

Consolidated Balance Sheet                                                             F-3

Consolidated Statements of Operations                                                  F-4

Consolidated Statements of Stockholders' Deficit                                     F-5 - F-6

Consolidated Statements of Cash Flows                                                  F-7

Notes to Consolidated Financial Statements                                         F-8 - F-18

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Advanced Lumitech, Inc.

We have  audited  the  accompanying  consolidated  balance  sheet of  Advanced  Lumitech,  Inc.  and subsidiary  (the  Company) as of December  31,  2004,  and the related  consolidated  statements  of operations,  stockholders' deficit, and cash flows for each of the years ended December 31, 2004 and
2003. These consolidated  financial  statements are the responsibility of the Company's  management.
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

In our opinion,  the  consolidated  financial  statements  referred to above present fairly,  in all material respects,  the financial position of Advanced Lumitech,  Inc. and subsidiary as of December
31,  2004,  and the  results of their  operations  and their cash flows for each of the years  ended
December 31, 2004 and 2003, in  conformity  with  accounting  principles  generally  accepted in the
United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated  financial  statements,  the
Company has incurred  recurring  losses,  has had  negative  cash flows from  operations,  and has a stockholders'  deficit at December 31, 2004.  These  conditions  raise  substantial  doubt about the
Company's  ability to continue as a going concern.  Management's  plans  regarding those matters are also described in Note 1. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Westborough, Massachusetts
July 12, 2005

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                     Consolidated Balance Sheet
                                          December 31, 2004

-----------------------------------------------------------------------------------------------

                                               Assets
Current assets
   Cash                                                                              $    4,310
   Interest receivable, related party                                                    38,750
   Inventory                                                                             31,348
                                                                                     ----------
                                                                                         74,408

Note receivable from related party                                                      250,000
                                                                                     ----------

Total assets                                                                         $  324,408
                                                                                     ==========

                                Liabilities and Stockholders' Deficit

Current liabilities
   Current maturities of long-term debt                                              $    3,505
   Accounts payable                                                                     367,329
   Accrued liabilities                                                                  243,219
   Notes payable to related party                                                       100,000
   Advances due to related parties                                                       64,196
                                                                                     ----------
                                                                                        778,249
Long-term liabilities
   Long-term debt, net of current maturities                                            162,986
   Liability for shares to be issued                                                    467,000
                                                                                     ----------
                                                                                        629,986

                                                                                      1,408,235
Stockholders' deficit
   Common stock                                                                         100,000
   Additional paid-in capital                                                         7,731,403
   Stock subscribed                                                                     850,000
   Accumulated deficit                                                               (9,908,695)
   Accumulated other comprehensive income                                               143,465
                                                                                     ----------
                                                                                     (1,083,827)

Total liabilities and stockholders' deficit                                          $  324,408
                                                                                     ==========

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                Consolidated Statements of Operations
                           For the Years Ended December 31, 2004 and 2003

---------------------------------------------------------------------------------------------------

                                                                      2004                     2003

Sales                                                         $    222,279             $     52,782

Cost of sales                                                      213,518                   44,505
                                                              ------------             ------------

Gross profit                                                         8,761                    8,277
                                                              ------------             ------------

Operating expenses
   Research and development                                        147,891                  129,481
   Selling and marketing                                           714,491                  244,023
   General and administrative                                      697,241                  455,890
                                                              ------------             ------------
                                                                 1,559,623                  829,394
                                                              ------------             ------------

Operating loss                                                  (1,550,862)                (821,117)
                                                              ------------             ------------

Other income (expense)
   Interest income                                                  13,627                   11,000
   Interest expense                                                (16,296)                 (13,774)
   Other                                                               226                        -
                                                              ------------             ------------
                                                                    (2,443)                  (2,774)
                                                              ------------             ------------

Net loss                                                       $(1,553,305)            $   (823,891)
                                                              ============             ============

Basic and diluted net loss per share                          $      (0.02)            $      (0.01)
                                                              ============             ============

Weighted average number of shares used in
  computation of basic and diluted net loss per share           98,539,152               96,766,929
                                                              ============             ============

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                          Consolidated Statements of Stockholders' Deficit
                           For the Years Ended December 31, 2004 and 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated Other
                                                                         Additional                        Comprehensive
                                                       Common Stock       Paid-in     Stock     Accumulated   Income
                                                    Shares    Par Value   Capital   Subscribed   Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2003                         96,181,920   $  96,182  $6,975,873  $ 50,000  $(7,531,499)   $ 137,084  $ (272,360)

Issuance of stock for convertible note              100,000         100       9,900         -            -            -      10,000

Issuance of stock in connection with
  subscriptions for 500,000 shares of
  common stock                                      500,000         500      49,500   (50,000)           -            -           -

Issuance of stock for consulting services             6,700           7         405         -            -            -         412

Issuance of stock for cash in connection
  with equity financing                           1,150,000       1,150     113,850         -            -            -     115,000

Issuance of stock for consulting services           345,000         345      34,155         -            -            -      34,500

Receipt of subscriptions for 8,227,145
  shares of common stock                                  -           -           -   662,000            -            -     662,000

Net loss for year                                         -           -           -         -     (823,891)           -    (823,891)

Foreign currency translation adjustment                   -           -           -         -            -       11,992      11,992
                                                                                                                         ----------

Comprehensive loss                                        -           -           -         -            -            -    (811,899)
                                                ----------- ----------- ----------- ---------- ------------ ----------- -----------

Balance, December 31, 2003                       98,283,620      98,284   7,183,683   662,000   (8,355,390)     149,076    (262,347)

                                                                                                                                                                    Continued --
                                                 F-5

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                    Consolidated Statements of Stockholders' Deficit (Continued)
                           For the Years Ended December 31, 2004 and 2003

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated Other
                                                                            Additional                        Comprehensive
                                                          Common Stock       Paid-in     Stock     Accumulated   Income
                                                         Shares  Par Value   Capital   Subscribed   Deficit       (Loss)       Total
------------------------------------------------------------------------------------------------------------------------------------
Receipt of subscription for exercise of warrants
  for 3,500,000 shares of common stock                         -      $  -       $  -  $ 350,000     $     -       $  -   $ 350,000

Issuance of stock for consulting services                216,000       216     53,784          -           -          -      54,000

Issuance of stock for settlement of debt                 250,000       250     24,750          -           -          -      25,000

Stock options issued to consultant                             -         -    266,436          -           -          -     266,436

Issuance of stock in connection with subscription
  for 1,620,000 shares                                 1,620,000     1,620    160,380   (162,000)          -          -           -

Issuance of stock for settlement of liability for
  shares to be issued                                    158,000       158     41,842          -           -          -      42,000

Redemption of shares from related party                  (77,620)      (78)        78          -           -          -           -

Redemption of shares related to settlement of dispute   (450,000)     (450)       450          -           -          -           -

Net loss for year                                              -         -          -          -  (1,553,305)         -  (1,553,305)

Foreign currency translation adjustment                        -         -          -          -           -     (5,611)     (5,611)
                                                                                                                        ------------

Comprehensive loss                                             -         -          -          -           -          -  (1,558,916)
                                                     ----------- --------- ---------- ---------- ----------- ---------- -----------

Balance, December 31, 2004                           100,000,000 $ 100,000 $7,731,403 $  850,000 $(9,908,695) $ 143,465 $(1,083,827)
                                                     =========== ========= ========== ========== ===========  ========= ===========

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                Consolidated Statements of Cash Flows
                           For the Years Ended December 31, 2004 and 2003

---------------------------------------------------------------------------------------------------

                                                                      2004                     2003
Cash flows from operating activities
     Net loss                                                  $(1,553,305)             $  (823,891)
     Adjustments to reconcile net loss to net cash
       used for operating activities:
         Depreciation                                                2,689                    4,375
         Foreign exchange loss                                      13,218                        -
         Operating expenses associated with stock-based
           transactions                                            575,436                  234,412
         Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Interest receivable                              (13,627)                 (11,000)
                  Inventory                                         74,146                 (105,494)
              Increase in:
                  Accounts payable                                 100,941                  155,960
                  Accrued liabilities                               74,051                  164,950
                                                               -----------              -----------
Net cash used for operating activities                            (726,451)                (380,688)
                                                               -----------              -----------

Cash flows from financing activities
     Repayment of long-term debt                                    (3,431)                  (1,530)
     Change in advances due to related parties                      58,000                 (126,173)
     Change in note payable to related party                        (4,000)                  54,000
     Cash received for sale of common stock and
       stock subscribed                                            350,000                  777,000
                                                               -----------              -----------
Net cash provided by financing activities                          400,569                  703,297
                                                               -----------              -----------

Effects of changes in foreign exchange rates                        (5,611)                  11,992
                                                               -----------              -----------

Net increase (decrease) in cash                                   (331,493)                 334,601

Cash - beginning                                                   335,803                    1,202
                                                               -----------              -----------

Cash - ending                                                     $  4,310              $   335,803
                                                               ===========              ===========

Supplemental disclosures of cash flows information
     Cash paid during the year for interest                    $    16,976              $     4,701
                                                               ===========              ===========

Non-cash investing and financing transactions:
     Issuance of stock to settle accounts payable              $    25,000              $         -
                                                               ===========              ===========

     Note converted to stock and accounts payable              $         -              $    10,000
                                                               ===========              ===========

                           See notes to consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                             Notes to Consolidated Financial Statements
                           For the Years Ended December 31, 2004 and 2003
____________________________________________________________________________________________________

1.    NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS

      The  Company,  through  its Swiss  subsidiary,  Brightec  SA, has  developed  and  patented an exclusive  Luminescence  product,  which can be applied  to a variety  of objects in  numerous applications. The product uses pigments, which absorb and remit light, producing a "glow". The
      Company  will  market the  Luminescence  product  and  related  products  under the brand name
      "Brightec".

      The  accompanying  consolidated  financial  statements  have been  prepared  assuming that the
      Company will continue to operate as a going concern,  including the  realization of its assets and settlement of its  liabilities at their carrying values in the ordinary course of business for the  foreseeable  future.  However,  substantial  doubts  about the  Company's  ability to continue as a going concern have been raised because the Company has  experienced  significant operating  losses and negative cash flows from  operations  since  inception.  The Company has sustained  cumulative  losses of approximately $10 million through December 31, 2004 and has a working capital deficit of approximately $700,000 at that date. The accompanying  consolidated financial  statements  do not  include any  adjustments  relating  to the  recoverability  and classification  of assets and liabilities  that might be necessary if the Company is unable to continue as a going concern.

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

      INVENTORY
         Inventory  is stated at the lower of cost or market  value.  Cost is  determined  using the first-in,  first-out  method.  At December 31, 2004,  inventory  consists of  approximately
         $19,900 of raw materials, $7,200 of work in process and $4,300 of finished goods.

      REVENUE RECOGNITION
         The  Company  recognizes  revenue  upon  product  shipment  or when  title  passes and when collection from the customer is probable.

      CONCENTRATIONS OF CREDIT RISK
         The Company places its available cash with a high quality financial institution in amounts, which occasionally exceed current federal deposit insurance limits. The financial stability of this institution is continually reviewed by senior management.

         In both 2004 and 2003, a limited  number of customers  accounted  for all of the  Company's revenues.  The Company performs  ongoing credit  evaluations of its customers and generally does not require advance payments or collateral.

       FINANCIAL INSTRUMENTS
         The  Company's  financial  instruments  consist  of  cash,  accounts  receivable  and  debt obligations.  The estimated fair value of these financial  instruments  approximates  their carrying value at December 31, 2004. The estimated fair values have been determined through information  obtained from market  sources and management  estimates.  The Company does not have any derivative or other financial instruments.

      FOREIGN CURRENCY
         The functional  currency of the Company is the U.S. dollar,  with the Swiss franc being the functional currency of Brightec SA. Foreign currency denominated assets and liabilities are translated into U.S. dollar  equivalents  based on exchange rates  prevailing at the end of each period.  Revenues and expenses are  translated  at average  exchange  rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency  denominated  assets and liabilities are included as a component of  comprehensive loss.  Foreign exchange gains and losses arising from operating  activities are included in the current year net loss.

      COMPREHENSIVE INCOME
         The Company reports  comprehensive income (loss) in addition to net income from operations.
         Comprehensive  income is a more inclusive  financial  reporting  methodology  that includes disclosure of certain  financial  information that  historically has not been recognized in the calculation of net income.

      RECENT ACCOUNTING PRONOUNCEMENTS
         In November 2004, the FASB issued SFAS No. 151,  "Inventory Costs," an amendment of ARB No.
         43, Chapter 4, "Inventory Pricing".  This statement clarifies that abnormal amounts of idle facility  expense,  freight,  handling costs,  and wasted  materials  (spoilage)  should be recognized as  current-period  charges and requires that the allocation of fixed production overheads  to the costs of  conversion  be based on the normal  capacity of the  production facilities.  The  provisions of SFAS No. 151 are effective  for  inventory  costs  incurred during fiscal years beginning after June 15, 2005. The Company is currently  evaluating the effects of this statement,  which it is required to adopt effective January 1, 2006, on its financial position, results of operations and cash flows.

         In December 2004, the FASB issued SFAS No. 123R,  "Share-Based Payment," a revision of SFAS
         No. 123,  "Accounting  for  Stock-Based  Compensation"  and superseding APB Opinion No. 25,
         "Accounting  for Stock Issued to Employees."  SFAS No. 123R requires the Company to expense grants  made under  stock  option  and  employee  stock  purchase  plans.  The cost will be recognized over the vesting period of the plans. The Company is evaluating the alternatives under the standard, which it is required to adopt in the first quarter of 2006.

         In December  2004,  the FASB issued SFAS No. 153,  "Exchanges of  Nonmonetary  Assets",  an
         amendment  of APB Opinion  No. 29. SFAS No. 153 amends the  guidance in APB Opinion No. 29,
         "Accounting for Nonmonetary  Transactions",  which is based on the principle that exchanges of nonmonetary  assets should be measured based on the fair value of the assets  exchanged, with certain exceptions.  SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary  assets that do not have commercial  substance.  A nonmonetary exchange  has  commercial  substance if the future cash flows of the entity are expected to change  significantly  as a result of the  exchange.  The  provisions  of SFAS No.  153 are effective for nonmonetary asset exchanges  occurring in fiscal periods beginning after June
         15, 2005. The Company is evaluating the impact of this statement on the Company's financial position, results of operations and cash flows.

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

      STOCK OPTION PLANS
         The Company  accounts for stock option awards granted to officers,  directors and employees
         (collectively  "employees") under the recognition and measurement  principles of Accounting
         Principles  Board Opinion No. 25,  "Accounting  for Stock Issued to Employees"  ("APB 25").
         Under APB 25, no stock-based employee  compensation cost is reflected in net income, as all options  granted to  employees  under  these  plans have been  granted at no less than fair market value on the date of grant.  The Company  applies the  disclosure  only provision of
         Statement of Financial  Accounting  Standards ("SFAS") No. 123, "Accounting for Stock-based
         Compensation"    ("SFAS   123")   and   SFAS   No.   148,   "Accounting   for   Stock-based
         Compensation-Transition  and Disclosure ("SFAS 148") for such employee stock option awards.
         The Company  recognizes  forfeitures as they occur.  The Company  accounts for stock option awards  granted to  consultants  under the fair value  recognition  provisions of SFAS 123.
         Under this method, options are valued using the Black-Scholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

         There were no employee  options granted in either 2004 or 2003, thus there are no pro-forma compensation disclosures required.

         For the  purposes  of future  disclosures,  the  estimated  fair  value of the  options  is amortized  to  expense  over  the  options'  vesting  periods.  The  effects  on pro  forma disclosures  of  applying  SFAS 123 may not be  representative  of the effects on pro forma disclosures of future years.

      FOREIGN OPERATIONS
         There were no revenues generated from operating assets in the Company's foreign operations.
         Operating  expenses include foreign  expenses of approximately  $49,000 and $75,000 in 2004 and 2003, respectively.

      RECLASSIFICATIONS
         Certain  accounts  previously   reported  in  the  2003  financial   statements  have  been
         reclassified  to  facilitate  comparability  with  the  current  year  presentation.  These reclassifications had no effect on 2003 net loss as previously reported.

3.    RELATED PARTY TRANSACTIONS

      ADVANCES / NOTES RECEIVABLE DUE FROM RELATED PARTY AND ADVANCES / NOTES PAYABLE DUE TO RELATED
         PARTIES
         As of December 31, 2004, a note of $250,000 was  receivable  from the Company's  president, who is also a director and stockholder.  This loan is due not later than December 31, 2011, bears  interest at 5.05% and is  full-recourse.  Interest on the loan is due  annually.  No interest payments on such loan have been received to date.

         At December 31, 2004, the Company owed the president  $55,196 in connection with loans made by him to the Company  during 2004.  All such loans bear  interest at the Internal  Revenue
         Service short term "Applicable Federal Rate".

         During  fiscal 2004 and 2003,  the Company  recognized  net interest  income of $13,627 and
         $11,000,  respectively, on the above note receivable and advances. As of December 31, 2004, net accrued interest of $38,750 was receivable from the president.

      TRANSACTIONS WITH AFFILIATED COMPANIES AND PERSONS
         In 2004  and  2003,  a  company  owned  by the  Company's  principal  stockholder  received compensation in the amounts of $37,500 and $86,000,  respectively,  for consulting services provided by the  stockholder  to the  Company.  In 2004,  the  principal  stockholder  also received  compensation  in the amount of $52,500 for  consulting  services  provided to the
         Company.

         In December 2004, the principal  stockholder advanced the Company $9,000, on a non-interest bearing basis; the advance was repaid in January 2005.

      OTHER
         At  December  31,  2004,  $20,000  was  owed  to a  Netherlands  company,  whose  principal shareholder  is a  shareholder  of the  Company.  The Company and the  Netherlands  company entered  into an  agreement  in April 2005 to settle  this  obligation  by the  issuance of
         100,000 shares of the Company's common stock, valued at $20,000, or $0.20 per share.

         Other related party debt is described in Notes 4 and 5.  Redemption of related party shares is described in Note 7.

4.    NOTES PAYABLE TO RELATED PARTY

      In  December  2002,  the Company  borrowed  $50,000  from its  principal  stockholder  under a convertible  demand  promissory  note,  which  bears  interest at 8% and is payable in full on demand  within one year.  The  principal,  if not paid within  thirty days of when due,  bears interest  at the rate of 10%.  The note is  convertible  into  that  number  of  shares of the
      Company's common stock determined by dividing the unpaid principal  amount,  together with all accrued but unpaid interest on the note, at the conversion  date by $0.10,  subject to certain adjustments.  At  December  31,  2004,  $50,000  was  outstanding  under this note and accrued interest of $3,575 was due on the note. In the first quarter of 2005,  the Company repaid this note and all accrued interest.

      In 2003, the Company issued a second convertible demand promissory note to this stockholder to borrow up to an additional  $55,000 with the same terms as the $50,000  note,  except that the interest rate on the note is a fixed 8%. At December 31, 2004,  $50,000 was outstanding  under this note and accrued  interest of $2,997 was due. In April 2005, the Company repaid this note and all accrued interest.

      In  fiscal  2004 and  2003,  interest  expense  on these two  notes  was  $8,734  and  $7,344, respectively.

5.    LONG-TERM DEBT

      As of December 31, 2004, $166,491 was outstanding in connection with a 2002 agreement with the mother-in-law of the Company's  president.  This agreement provides for the repayment of 2,000
      Swiss francs of principal  each January 1 and July 1,  together  with accrued  interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for 2004 and 2003 of $7,562 and $6,430,  respectively.
      This  obligation is denominated in Swiss francs and at each balance sheet date the outstanding debt is translated to U.S.  dollars and any required  adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet.

      Maturities of long-term debt are as follows:

         Year ending December 31,
            2005                            $    3,505
            2006                                 3,505
            2007                                 3,505
            2008                                 3,505
            2009                                 3,505
            Thereafter                         148,966
                                               -------
                                              $166,491

6. ACCRUED LIABILITIES

      At December 31, 2004, accrued liabilities consist of the following:

         Professional fees                                     $ 171,122
         Consulting fees                                          64,000
         Interest                                                  8,097
                                                             -----------
                                                               $ 243,219

7.    COMMON STOCK

      NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
         Under the  Company's  charter,  100,000,000  shares of common stock are  authorized.  As of
         December 31, 2004,  100,000,000  shares of common stock are issued and  outstanding and the
         Company has committed to issue an additional  13,394,765  shares.  It is anticipated that a vote of the  Company's  stockholders  to  increase  the  number of  shares of common  stock authorized will occur in 2005.

      ISSUANCES OF COMMON STOCK
         In January  2004, a stockholder  exercised  warrants to purchase an aggregate of 3,500,000, shares  of the  Company's  common  stock at an  exercise  price of $0.10  per  share for an aggregate exercise price of $350,000.

         On various dates between April and August 2003,  the Company sold an aggregate of 1,150,000 shares of  common  stock to six  investors  for a  purchase  price of $0.10 per share or an aggregate purchase price of $115,000.

         In June 2003, the Company entered into an agreement to issue 345,000 shares of common stock in exchange for consulting  services  valued at $0.10 per share or an aggregate of $34,500.
         Under the  agreement,  the Company  agreed to issue an additional  108,000 shares of common stock in  exchange  for  additional  consulting  services  valued  at $0.25 per share or an aggregate of $27,000.  The 108,000  shares were issued in 2004. In 2004, the Company agreed to issue 216,000 shares of common stock valued at $0.25 per share or $54,000 for consulting services  and  250,000  shares  of  common  stock  valued  at $0.10 or  $25,000  to  settle indebtedness incurred for consulting services.

      STOCK SUBSCRIBED
         Stock subscribed  represents  amounts  received for equity  investments for which shares of common stock remain unissued at December 31, 2004.

         On various  dates  between  August and  December  2003,  the Company  sold an  aggregate of
         2,870,000  shares of common  stock for a purchase  price of $0.10 per share or an aggregate purchase  price of $287,000.  As of December 31, 2004,  1,250,000 of these shares  remained unissued.

                                                                                         Continued--

      STOCK SUBSCRIBED (Continued)
         In  October  2003,  the  Company  sold  1,785,715  shares of common  stock and a warrant to purchase  3,571,430 shares of common stock, at an exercise price of $0.07 per share, for an aggregate purchase price of $125,000.  In November 2003,  warrants to purchase an aggregate of  3,571,430  shares of the  Company's  common stock for an  aggregate  exercise  price of
         $250,000 were exercised.  In exchange for the exercise of the warrants, the Company granted an additional  warrant to purchase 3,500,000 shares of common stock at an exercise price of
         $0.10 per share. In January 2004,  these warrants were exercised for an aggregate  exercise price of $350,000. All of these shares remained unissued as of December 31, 2004.

         As a result of the above  transactions,  10,107,145 shares with an aggregate purchase price of $850,000 are subscribed but unissued as of December 31, 2004.

      LIABILITY FOR SHARES TO BE ISSUED
         Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services  provided or the settlement of debt.  Such shares remain  unissued at
         December 31, 2004.

         In 2002,  the Company  entered into an  agreement  to issue  90,000  shares of common stock valued at $0.10 per share or an aggregate  of $9,000 in exchange  for services  rendered to the Company.

         In September 2002, the Company entered into an agreement with a Swiss creditor  pursuant to which the  Company  agreed to issue  650,000  shares of common  stock,  valued at $0.07 per share, in settlement of indebtedness in the aggregate amount of $45,500.

         In December 2003, the Company  entered into an agreement with a creditor  pursuant to which the Company  issued 50,000 shares of common stock valued at $0.30 per share,  in settlement of indebtedness in the aggregate amount of $15,000. These shares were issued in 2004.

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
         Company.

                                                                                         Continued--

       LIABILITY FOR SHARES TO BE ISSUED (Continued)
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

         During 2004, the Company agreed to issue 720,000 shares of common stock valued at $0.25 per share in exchange for additional consulting services with an aggregate value of $180,000.

         In  February  2005,  the Company  agreed to issue  1,000,000  shares of common  stock at an agreed-upon  value of $0.075  per share in  exchange  for  consulting  services  of $75,000 related to 2004.

         As a result of the above transactions, 3,210,000 shares with an aggregate value of $467,000 are committed but unissued as of December 31, 2004.

      REDEMPTION OF SHARES
         In December  2004,  the  Company's  president  agreed to allow the Company to redeem 77,620 shares of his common  stock for no  consideration  in order to allow the Company to fulfill its commitments to issue shares to certain  consultants  and investors in the Company.  The
         Company will use its best efforts to increase the number of authorized shares of its common stock as soon as  reasonably  practicable  and,  upon  such  event,  it will  issue  77,620 replacement  shares  (adjusted  for any  recapitalization  transactions)  for no additional consideration.

         In  connection  with  the  settlement  of a  dispute  with a  company  and  certain  of the individuals  who had  provided  consulting  service,  450,000  shares were  redeemed by the
         Company in  September  2004 for no  consideration.  These shares had been issued in January
         2001.

      STOCK OPTIONS
         The Company's 1999 stock option/stock  issuance plan (the 1999 Plan) provides for the grant by the Company of  options,  awards or rights to  purchase  up to  5,000,000  shares of the
         Company's  common stock,  which  generally  vest over a five-year  period and terminate ten years  from the date of  grant.  These  options  are not  transferable,  except  by will or domestic relations order. There were no options granted, exercised, or cancelled during the years ended  December  31,  2004 and 2003.  As of December  31,  2004,  options to purchase
         2,800,000  shares of the  Company's  common stock had been granted  under the 1999 Plan, of which  options  to  purchase  1,600,000  shares  of the  Company's  common  stock  had been cancelled,  options  to  purchase  200,000  share of the  Company's  common  stock had been exercised and options to purchase  1,000,000  shares of the  Company's  common stock remain outstanding  and are  exercisable at an exercise price of $0.50 per share.  At December 31,
         2004, 3,800,000 shares of the Company's common stock remained available for grant under the
         1999 Plan.

                                                                                         Continued--

       STOCK OPTIONS (Continued)
         In addition to the 1999 Plan, in 2004 the Company granted to a former consultant employee a non-qualified  option to purchase  4,462,911  shares of the  Company's  common  stock at an exercise  price of $0.10 per share.  The option is fully  vested and is  exercisable  for a period of three years.  The fair value of these  options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal year
         2004:  risk-free  interest rate of 3.1%; no dividend yield; an expected life of the options of 3 years; and a volatility  factor of 18%. As a result of this  transaction,  the Company recorded $266,436 of non-cash consulting expense.

8.    INCOME TAXES

      The Company has not calculated the tax benefits of its net operating losses as of December 31,
      2004 and 2003 since it does not have the required  information.  The Company has not filed its federal and state returns for 2003,  2002 and 2000. The tax return filed for 2001 will need to be amended.  For  financial  statement  purposes,  as of December  31,  2004,  the Company has cumulative book losses in the United States of approximately  $7,722,000 and in Switzerland of approximately  2,494,000  Swiss  francs.  Utilization  of net  operating  loss and tax  credit carryforwards  in the United States,  when  determined,  may be subject to substantial  annual limitations  provided by the Internal Revenue Code of 1986, as amended.  The annual limitation may result in the expiration of net operating losses and tax credit  carryforwards before full utilization.  An Internal Revenue Code Section 382 loss  carryforward  limitation may apply to the portion of the loss incurred  prior to the  recapitalization  by the sale of the Company's common stock in 2002.

      Due to the  uncertainty  over the Company's  ability to utilize these  operating  losses,  any deferred tax assets, when determined, would be fully offset by a valuation allowance.

9.    COMMITMENTS

      In March 2004, the Company began leasing  office space under an operating  lease for 18 months at an annual rental of $23,796,  plus any increase in real estate taxes above the base period.
      The Company has the option to renew for one year at substantially the same rent.

      Rent expense was $21,800 in 2004. No office space was used in 2003.

      In November 2004, the Company agreed to pay a former  consultant a $30,000  severance  payment during the first six months of 2005, which amount has been accrued as of December 31, 2004. In addition, this former consultant received stock options (see Note 7.)

10.   SUBSEQUENT EVENTS

      Through June 30, 2005,  the Company  obtained  $787,000  through  subscriptions  for 7,455,000 shares of common stock.

      In April 2005, the board of directors  approved the grants of options for 20,000,000 shares of common stock at $0.12 per share to four  individuals,  including options for 12,000,000 shares to the Company's president and 2,000,000 shares to his brother. F-17

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following table contains unaudited statements of operations for each quarter of the years ended December 31, 2004 and 2003. Management believes that the following selected information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

                                                 Three Months Ended in 2004

                                      March 31          June 30     September 30    December 31

Sales                                 $  176,216      $   41,965     $    1,560    $    2,538

Cost of sales                            169,273          27,210          4,527        12,508
                                      ----------      ----------     ----------    ----------

Gross profit (loss)                        6,943          14,755         (2,967)       (9,970)
                                      ----------      ----------     -----------   -----------

Operating expenses
  Research and development                62,687          31,929         11,762        41,513
  Selling and marketing                  168,399         127,235         76,969       341,888
  General and administrative             138,175         185,614        120,294       253,158
                                      ----------      ----------     ----------    ----------
                                         369,261         344,778        209,025       636,559
                                      ----------      ----------     ----------    ----------
Operating loss                          (362,318)       (330,023)      (211,992)     (646,529)
                                      -----------     -----------    -----------   -----------

Other income (expense)                    (2,087)         (1,482)          (514)        1,640
                                      -----------     -----------    -----------   -----------
Net loss                              $ (364,405)     $ (331,505)    $ (212,506)   $ (644,889)
                                      ==========      ==========     ===========    ==========

                                                     Three Months Ended in 2003

                                      March 31         June 30     September 30     December 31

Sales                                 $        -     $         -    $         -    $   52,782

Cost of sales                                  -               -              -        44,505
                                      ----------     -----------     ----------     ---------

Gross profit                                   -               -              -         8,277
                                      ----------     -----------     ----------    ----------

Operating expenses
Research and development                  12,823          11,021         18,685        86,952
Selling and marketing                      5,145           5,346         50,474       183,058
General and administrative                42,806          31,949         59,721       321,414
                                      ----------     -----------     ----------     ---------
                                          60,774          48,316        128,880       591,424
                                      ----------     -----------     ----------     ---------
Operating loss                           (60,774)        (48,316)      (128,880)     (583,147)

Other income (expense)                     1,536            (722)        (2,347)       (1,241)
                                      ----------     ------------    -----------    ----------

Net loss                              $  (59,238)     $  (49,038)     $(131,227)    $(584,388)
                                      ===========    ============    ===========    ==========

