Form 10QSB
period 2005-03-31
ADVANCED LUMITECH INC
filed 2005-08-17
CIK 894537

====================================================================================================

                                            UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-QSB
(Mark One)
  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2005
                                                 or
  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission File Number: 033-55254-27
                                                       -----------------

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

                                    Common Stock, $.001 par value
                                    -----------------------------
                                          (Title of class)

Check  whether the Company (1) filed all reports  required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter  period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ ]Yes [X] No

The Company had 100,000,000  shares of Common Stock,  $.001 par value,  issued and outstanding as of
August 15, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

====================================================================================================

____________________________________________________________________________________________________

                                                INDEX
                                                                                         Page Number

PART I.    FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets at March 31, 2005 and
                       December 31, 2004                                                         4

                  Consolidated Statements of Operations for the Three
                       Months Ended March 31, 2005 and 2004                                      5

                  Consolidated Statements of Cash Flows for the Three
                       Months Ended March 31, 2005 and 2004                                      6

                  Notes to Consolidated Financial Statements                                  7-10

     Item 2.      Management's Discussion and Analysis of Financial Condition
                       And Results of Operations                                             11-17

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk                    18

     Item 4.      Controls and Procedures                                                       19

PART II.   OTHER INFORMATION

     Item 1.      Legal Proceedings                                                             20

     Item 2.      Unregistered Sales of Equity and Use of Proceeds                              20

     Item 3.      Defaults Upon Senior Securities                                               21

     Item 4.      Submission of Matters to a Vote of Security Holders                           21

     Item 5.      Other Information                                                             21

     Item 6.      Exhibits and Reports on Form 8-K                                              22

Signatures                                                                                      23

Exhibit Index                                                                                   24

Exhibit 31        Certification of Chief Executive and Financial Officer Pursuant
                       to 18 U.S.C Section 1850, As Adopted Pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)                 E1

Exhibit 32        Certification of Chief Executive and Financial Officer
                       Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C
                       Section 1850, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002. (filed herewith)                               E2

NOTE REGARDING FORWARD LOOKING STATEMENTS:

ANY  STATEMENTS  CONTAINED  IN THIS FORM 10-QSB THAT DO NOT  DESCRIBE  HISTORICAL  FACTS,  INCLUDING
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
ABILITY TO ESTABLISH ITS INTENDED OPERATIONS;  FLUCTUATIONS IN DEMAND FOR THE COMPANY'S PRODUCTS AND
SERVICES;  THE COMPANY'S ABILITY TO MANAGE ITS GROWTH; THE COMPANY'S ABILITY TO DEVELOP,  MARKET AND
INTRODUCE NEW AND ENHANCED  PRODUCTS ON A TIMELY BASIS;  THE  COMPANY'S  LACK OF CUSTOMERS;  AND THE
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE  ACTUAL  RESULTS TO DIFFER  FROM THOSE  ANTICIPATED  IS DETAILED  HEREIN IN ITEM 2, RISK
FACTORS,  AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND
EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                     Consolidated Balance Sheets

                                                                   (Unaudited)           (Audited)
                                                                  March 31, 2005    December 31, 2004
                                                                 ----------------   -----------------
ASSETS
Current assets
     Cash and cash equivalents                                        $ 73,357           $ 4,310
     Accounts receivable                                                31,912                 -
     Interest receivable                                                40,266            38,750
     Inventory                                                          32,524            31,348
                                                                  ----------------  ----------------
                                             TOTAL CURRENT ASSETS      178,059            74,408
                                                                  ----------------  ----------------
Office and photographic equipment                                       23,511            23,511
Less accumulated depreciation                                          (23,511)          (23,511)
                                                                  ----------------  ----------------
                                                                             -                 -
                                                                  ----------------  ----------------
Note receivable from related party                                     250,000           250,000
                                                                  ----------------  ----------------
                                                     TOTAL ASSETS    $ 428,059        $  324,408
                                                                  ================  ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Current maturities of long-term debt                              $ 3,487           $ 3,505
     Accounts payable                                                  256,039           367,329
     Accrued expenses                                                  266,680           243,219
     Advance from related party(ies)                                    32,196            64,196
     Notes payable to related party                                     50,000           100,000
                                                                  ----------------  ----------------
                                        TOTAL CURRENT LIABILITIES      608,402           778,249
                                                                  ----------------  ----------------
Long-term liabilities
     Long-term debt, net of current maturities                         160,411           162,986
     Liability for shares to be issued                                 497,000           467,000
                                                                  ----------------  ----------------
                                                                       657,411           629,986
                                                                  ----------------  ----------------
                                                                     1,265,813         1,408,235
                                                                  ----------------  ----------------
Stockholders' deficit
     Common stock                                                      100,000           100,000
     Additional paid-in capital                                      7,731,403         7,731,403
     Stock subscribed                                                1,262,000           850,000
     Accumulated deficit                                           (10,071,835)       (9,908,695)
     Accumulated other comprehensive income (loss)                     140,678           143,465
                                                                  ----------------  ----------------
                                                                      (837,754)       (1,083,827)
                                                                  ----------------  ----------------

                                            TOTAL LIABILITIES AND
                                            STOCKHOLDERS' DEFICIT    $ 428,059         $ 324,408
                                                                  ================  ================

              The accompanying notes are an integral part of these financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                      Statements of Operations
                                             (Unaudited)

                                                                  For the Three Months Ended March 31,
                                                                        2005              2004
                                                                  ------------------------------------

Sales                                                                 $ 35,442         $ 176,216

Cost of sales                                                           34,103           169,273
                                                                  ----------------  ----------------
Gross profit                                                             1,339             6,943
                                                                  ----------------  ----------------
Operating expenses
     Research and development                                           18,594            62,687
     Selling and marketing                                              33,452           168,399
     General and administrative                                        112,295           138,175
                                                                  ----------------  ----------------
                                                                       164,341           369,261
                                                                  ----------------  ----------------
Operating loss                                                        (163,002)         (362,318)

Other Income (Expense)                                                    (138)           (2,087)
                                                                  ----------------  ----------------
Net loss                                                              (163,140)         (364,405)

Accumulated deficit - beginning                                     (9,908,695)       (8,355,390)
                                                                  ----------------  ----------------
Accumulated deficit - ending                                      $(10,071,835)      $(8,719,795)
                                                                  ================  ================
Basic and diluted net loss per share                                    $(0.00)           $(0.00)
                                                                  ================  ================
Weighted average number of shares used in
computation of basic and diluted net loss per share                100,000,000        98,283,620
                                                                  ================  ================
COMPREHENSIVE LOSS

     Net loss                                                        $(163,140)        $(364,405)

     Other comprehensive loss                                           (2,787)           15,467
                                                                  ----------------  ----------------
     Comprehensive income                                            $(165,927)        $(348,938)
                                                                  ================  ================

              The accompanying notes are an integral part of these financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                      Statements of Cash Flows
                                             (Unaudited)

                                                                  For the Three Months Ended March 31,
                                                                         2005               2004
                                                                  ------------------------------------
Cash flows from operating activities
Net loss                                                            $ (163,140)       $ (364,405)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party           (1,516)           (3,406)
          Depreciation                                                       -               677
          Foreign exchange loss                                              -            (9,422)
          General and administrative expense associated
               with stock based transactions                            30,000            72,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                          (31,912)         (235,087)
          Inventory                                                     (1,176)           38,011
     Increase (decrease) in:
          Accounts payable                                            (111,290)          136,785
          Accrued liabilities                                           23,461           (39,858)
                                                                  ----------------  ----------------
                            Net cash used for operating activities    (255,573)         (404,705)
                                                                  ----------------  ----------------
Cash flows from financing activities
     Principal payments on long-term debt                               (2,593)           (1,679)
     Principal payments on note payable - related party                (50,000)                -
     Repayment of advances from related party                          (32,000)          (50,000)
     Sale of common stock, exercise of
          warrants and stock subscribed                                412,000           350,000
                                                                  ----------------  ----------------
                         Net cash provided by financing activities     327,407           298,321
                                                                  ----------------  ----------------
Effects of changes in foreign exchange rates                            (2,787)           15,467
              Net increase (decrease) in cash and cash equivalents      69,047           (90,917)
Cash and cash equivalents - beginning                                    4,310           335,803
                                                                  ----------------  ----------------
Cash and cash equivalents - ending                                     $73,357          $244,886
                                                                  ================  ================
Supplemental disclosures of cash flows information
     Cash paid during the period for interest                           $9,766            $5,493
                                                                  ================  ================

              The accompanying notes are an integral part of these financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

1.  OPERATIONS

Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add  luminescence  to existing or new products.  The Company  manufactures  through third-party  manufacturers,  markets and sells  graphic  quality  printable  luminescent  films (the
"Luminescent Product").  These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic  quality by day and luminescent  under low light or night conditions.  The Company expects that its Luminescent Product will be available for sale in a number of versions  appropriate for commonly used commercial and personal  printing  technology,  including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies.
The Company offers its products in sheets and rolls.

2.  INTERIM FINANCIAL STATEMENTS

The  accompanying  unaudited  consolidated  financial  statements  at  March  31,  2005  and for the three-month  periods  ended  March 31,  2005 and 2004  include  the  accounts of the Company and its wholly-owned  subsidiary.  All  inter-company  transactions  and balances  have been  eliminated  in consolidation.  In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated  financial statements included in our Annual Report on
Form 10-KSB for the year ended  December 31, 2004, and include all  adjustments,  consisting of only normal  recurring  adjustments,  necessary for a fair  presentation  of the results for such interim periods.  These financial  statements  should be read in conjunction  with the audited  consolidated financial  statements  included in our Annual Report on Form 10-KSB for the year ended  December 31,
2004. The results of operations for the three-month  period ended March 31, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Certain footnote  disclosures  normally included in financial statements prepared in accordance with accounting  principles  generally  accepted  in the United  States  have been  condensed  or omitted pursuant to such rules and regulations,  although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3.  LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company has a working capital  deficit of $430,343 and an accumulated  deficit of $10,071,835 at
March 31, 2005, and recurring net losses since inception.  The ability of the Company to continue to operate as a going  concern is  primarily  dependent  upon the  ability of the  Company to raise the necessary  financing,  to effectively produce and market Brightec products at competitive prices, to establish profitable  operations and to generate positive operating cash flows. If the Company fails to raise funds,  or the Company is unable to generate  operating  profits and  positive  cash flows, there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2005 calendar year; however, there can be no assurances that such financing can be obtained.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

4.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

                                         March 31, 2005     December 31, 2004
                                         --------------     -----------------
         Raw materials                     $   5,437            $ 19,867
         Work-in-process                      22,765               7,181
         Finished goods                        4,322               4,300
                                           ---------            --------
                                           $  32,524            $ 31,348
                                           =========            ========

5.  INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of March 31, 2005 and
December  31, 2004 since it does not have the  required  information.  The Company has not filed its federal and state corporate tax returns for years ended December 31, 2004,  2003, 2002 and 2000. The tax return filed for 2001 will need to be amended. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

6.  RELATED PARTY TRANSACTIONS

As of March 31, 2005 and December 31,  2004,  a ten-year note of $250,000  was  receivable  from the
Company's president,  who is also a director and stockholder.  This loan, due no later than December
31, 2011, bears interest at a fixed rate of 5.05% and is  full-recourse.  Interest is on the loan is accrued quarterly and due annually. No interest payments on such loan have been made to date.

At March 31, 2005 and  December  31,  2004,  the Company  owed the  president  $32,196 and  $55,196, respectively,  in connection  with  advances  made by him to the Company in prior years.  During the three months ended March 31, 2005,  the Company made  advances to this  shareholder  of $ 37,500 and repaid  $60,500 of the  outstanding  advances  due. All such  advances bear interest at the Internal
Revenue Service short term "Applicable Federal Rate," calculated and accrued monthly.

During the quarter ended March 31, 2005 and the year ended December 31, 2004, the Company recognized net interest income of $2,926 and $13,627,  respectively, on the above note receivable and advances.
As of March 31, 2005 and December 31, 2004, net accrued  interest was receivable  from the president of $40,266 and $38,750, respectively.

"In December 2004, the principal stockholder advanced the Company $9,000, on a non-interest bearing basis; the advance was repaid in January 2005."

OTHER NOTES
Other related party debt is described in Notes 7 and 9.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

7.  NOTES PAYABLE TO RELATED PARTY

In December  2002, the Company  borrowed  $50,000 from its largest  stockholder  under a convertible demand  promissory  note,  which bears interest at 8.00% and is payable in full on demand within one year.  The  principal,  if not paid within  thirty days of when due,  bears  interest at the rate of
10.00%.  The note is convertible into that number of shares of the Company's common stock determined by dividing the unpaid principal amount,  together with all accrued but unpaid interest on the note, at the conversion date by $0.10, subject to certain adjustments.  At March 31, 2005 and December 31,
2004, accrued interest of $555 and $3,575, respectively, was due on the note.

In early 2003, the Company issued a second convertible demand promissory note to this stockholder to borrow up to an additional $55,000 with the same terms as the $50,000 note, except that the interest rate on the note is a fixed 8.00%. At March 31, 2005 and December 31, 2004,  $50,000 was outstanding under this note and accrued interest of $4,478 and $2,997, respectively, was due.

8. COMMON STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
Under the Company's  charter,  100,000,000  shares of common stock are  authorized.  As of March 31,
2005, 100,000,000 shares of common stock are issued and outstanding and the Company has committed to issue an additional  17,634,765 shares. It is anticipated that a vote of the Company's  stockholders to increase the number of shares of common stock authorized will occur in 2005.

STOCK SUBSCRIBED
Stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at March 31, 2005.

As of December  31,  2004,  10,107,145  shares with an  aggregate  purchase  price of $850,000  were subscribed but unissued.

In January  2005,  the Company  sold 350,000  shares of common stock to two  investors at a purchase price of $0.10 per share for an aggregate  purchase price of $35,000.  In February 2005, the Company sold to an investor  2,500,000 shares of common stock and a warrant to purchase  2,500,000 shares of common stock,  at an exercise price of $0.10 per share,  expiring on April 1, 2005, for an aggregate purchase price of $250,000,  together with a second warrant to purchase  2,085,000  shares of common stock at an exercise price of $0.12 per share,  expiring on July 1, 2005, for an aggregate  purchase price of $250,000.  On March 29, 2005,  the  stockholder  exercised  warrants to purchase  1,250,000 shares of the Company's common stock for an aggregate exercise price of $125,000.  In February 2005, the Company sold 20,000 shares of common stock to an investor at a purchase price of $0.10 per share for an aggregate of $2,000.

As a result of the  above  transactions,  14,227,145  shares  with an  aggregate  purchase  price of
$1,262,000 are subscribed but unissued as of March 31, 2005.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at March 31, 2005.

As of December 31, 2004,  3,210,000  shares with an aggregate  value of $467,000 are  committed  but unissued.

In February  2005,  the Company  agreed to issue 120,000  shares of common stock,  at an agreed-upon value of $0.25 per share,  in exchange for  consulting  services of $30,000  provided in January and
February 2005.

As a result of the above  transactions,  3,330,000  shares with an  aggregate  value of $497,000 are committed but unissued as of March 31, 2004.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

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

9.  LONG-TERM DEBT

As of March 31, 2005 and December 31, 2004, $163,898 and $166,491,  respectively, was outstanding in connection with an agreement entered into in 2002 with the mother-in-law of the Company's president.
This agreement provides for the repayment of 2,000 Swiss francs of principal each January 1 and July
1, together with accrued  interest on the unpaid balance payable  quarterly at the rate of 4.25% per annum.  The Company  recorded  interest expense with respect to this obligation for the three-months ended March 31, 2005 and the year ended  December  31, 2004 of $1,727 and $7,562,  respectively.  At each  balance  sheet date the  outstanding  debt is  translated  to U.S.  dollars  and any  required adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet.

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                 TWELVE MONTHS ENDED                        AMOUNT
                 -------------------                     -----------
                   March 31, 2006                           $ 3,487
                   March 31, 2007                             3,487
                   March 31, 2008                             3,487
                   March 31, 2009                             3,487
                   March 31, 2010                             3,487
                      Thereafter                            146,463
                                                         ----------
                                                         $  163,898
                                                         ==========

10. STOCK OPTIONS

The Company's  1999 stock  option/stock  issuance plan (the 1999 Plan) provides for the grant by the
Company of options,  awards or rights to purchase up to  5,000,000  shares of the  Company's  common stock,  which generally vest over a five-year period and terminate ten years from the date of grant.
These  options are not  transferable,  except by will or  domestic  relations  order.  There were no options  granted,  exercised,  or  cancelled  during the three  months  ended March 31, 2005 and the comparable  three months of 2004. As of December 31, 2004,  options to purchase  2,800,000 shares of the  Company's  common  stock had been  granted  under the 1999 Plan,  of which  options to purchase
1,600,000 shares of the Company's common stock had been cancelled, options to purchase 200,000 share of the Company's  common stock had been  exercised and options to purchase  1,000,000  shares of the
Company's  common stock remain  outstanding  and are  exercisable  at an exercise price of $0.50 per share. At December 31, 2004,  3,800,000 shares of the Company's common stock remained  available for grant under the 1999 Plan.

In  addition  to the 1999  Plan,  in the  fourth  quarter  of 2004 the  Company  granted to a former consultant  employee a non-qualified  option to purchase  4,462,911  shares of the Company's  common stock at an exercise price of $0.10 per share.  The option is fully vested and is exercisable  for a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following  discussion of the financial condition and results of operations of the Company should be read in  conjunction  with the  Consolidated  Financial  Statements  and Notes  thereto  included elsewhere in this Quarterly  Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2004. This Quarterly  Report on Form 10-QSB contains  forward-looking  statements based on our current expectations,  assumptions, estimates and projections about the Company and our industry.  These  forward-looking  statements  are usually  accompanied by words such as "believes",
"anticipates", "plans", "expects" and similar expressions.  Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking  statements as a result of certain factors,  as more fully described in this section under the caption "Risk Factors".

CRITICAL ACCOUNTING POLICIES

Certain of the  Company's  accounting  policies  are  particularly  important to the  portrayal  and understanding  of its financial  position and results of operations  and require the  application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, the Company uses its judgment in making certain assumption and estimates.  The Company's critical accounting  policies,  which consist of revenue  recognition, account receivable  reserves and inventories,  are described in the Annual Report on Form 10-KSB for the year ended  December 31, 2004.  There have been no material  changes to the  Company's  critical accounting policies as of March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

REVENUES:

In January 2005, the Company made its fourth commercial sale of its Luminescent  Product,  which was sold to a major poster board  marketer that  introduced a "Garage Sale Kit" that includes a sheet of
Brightec's glow-in-the dark paper in an 11"x14" poster board format. This "Garage Sale Kit" was test marketed by a major mass-retailer in approximately  1,000 of its stores. The Company's revenue,  net of returns, allowances and discounts, for the three months ended March 31, 2005 was $35,442 compared to $176,216 for the comparable three months of 2004.

GROSS PROFIT:

The  Company's  gross profit  percentage  was 3.78% for the three month period ended March 31, 2005, which was primarily due to the requirement of reducing its Luminescent product sale price to compete favorably in the poster board  mass-retail  market. In order to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development  expenses decreased by $44,093 for the three months ended March 31, 2005 to
$18,594  from  $62,687 for the  comparable  three  months of 2004.  The  decrease  in  research  and development  expenses was primarily due to a decrease in the number of  manufacturing  trial runs in the first quarter of 2005.

SELLING AND MARKETING EXPENSES:

Selling and  marketing  expenses  decreased by $134,947 for the three months ended March 31, 2005 to
$33,452 from $168,399 for the comparable three months of 2004. The decrease in selling and marketing expenses  was  primarily  due to a decrease in  professional  fees and  consulting  services,  which consisted  primarily of ending  services for a marketing  consultant  and a marketing  and corporate branding  consultant.  The decrease in selling and  marketing  expenses  included  non-cash  charges relating to  commitments  to issue shares of the Company's  Common Stock in exchange for  consulting services  of $30,000  for the three  months  ended  March 31,  2005,  compared  to  $72,000  for the comparable three months of 2004.

GENERAL AND ADMINISTRATIVE:

General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting costs. General and administrative  expenses  decreased by $25,880 for the three months ended March 31, 2005 to $112,295 from $138,175 for the comparable three months of 2004. This decrease was primarily due to a decrease in consulting fees and accounting fees.

OTHER INCOME (EXPENSES):

For the three months ended March 31, 2005, the net of interest  expense and interest income was $267 compared to $2,087 for the  comparable  period in 2004.  Interest  expense and  interest  income are dependent on the level of loans due to and from  affiliated  parties.  Other Income  (Expense)  also includes $129 from foreign currency  translation gains relating to the amount of US Dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in US Dollars, when the interest was due.

INCOME TAXES:

The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2005:

Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its Common Stock,  warrants to purchase  shares of the Company's  Common Stock and debt securities.  The Company has generated,  from inception through March 31, 2005,  cumulative net cash proceeds from the sale of its equity of approximately $4.3 million. The Company's net working capital  deficit at March 31, 2005 was  $430,343  compared to a deficit of $703,841 at December  31,
2004. The Company's  authorized  capital stock consists of  100,000,000  shares of Common Stock,  of which  100,000,000  were issued and outstanding at March 31, 2005. As of March 31, 2005, the Company
had also made commitments to issue an additional  17,634,765  shares of Common Stock,  none of which the Company can issue. The 17,634,765  additional  shares of Common Stock can be issued at such time as the Company is able to increase the number of authorized  shares of its Common Stock.  The number of shares  committed  excludes  shares of Common Stock to be issued upon the exercise of outstanding options and warrants.  Amounts received for these additional  committed shares, which were purchased for cash have been received by the Company and are reflected in the Company's  financial  statements as Stock subscribed. Amounts received for these additional committed shares that are to be issued in exchange for consulting  services or in exchange for settlement of obligations  owed by the Company, are  reflected  in the  Company's  financial  statements  as liability  for shares to be issued.  In
December  2004, the Company's  president  agreed to allow the Company to redeem 77,620 shares of his common stock for no  consideration in order to allow the Company to fulfill its commitments to issue shares to certain  consultants  and  investors  in the  Company.  Upon the increase in the number of authorized  shares of its Common Stock, the Company will issue 77,620  replacement  shares (adjusted for any re-capitalization transactions) for no additional consideration.

Cash and cash  equivalents  increased to $73,357 at March 31, 2005 from $4,310 at December 31, 2004.
Net cash used for operating activities for the three months ended March 31, 2005 was $255,573.

Net cash  provided by financing  activities  for the three months ended March 31, 2005 was $327,407.
The net cash provided was the result of cash received of $412,000 from the sale and  subscription of common stock and the exercise of warrants,  net of principal  payments on long-term  debt  ($2,593), principal  payments on a note payable to a related party  ($50,000) and  re-payment of advances to a related party ($ 32,000) of $84,593.

ABILITY TO CONTINUE AS A GOING CONCERN:

At March 31, 2005, the Company has generated minimal revenues from commercial sales of the Company's products.  To date, the Company's  operations  have generated  accumulated  losses of  approximately
$10,072,000.  At March 31, 2005,  the Company's  current  liabilities  exceed its current  assets by
$430,343.  The Company's  ability to remedy this condition is uncertain due to the Company's current financial  condition.  These  conditions  raise  substantial  doubt about the  Company's  ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal  stockholders or by raising  additional debt or equity  securities as described below.
The Company is continuing  discussions with investors in its effort to obtain additional  financing.
However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the  Company to  generate  the  necessary  financing  to  effectively  market and produce
Brightec products, to establish profitable operations and to generate positive operating cash flows.
If the  Company  fails to raise funds or the  Company is unable to  generate  operating  profits and positive cash flows,  there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.  Management  believes that it will be successful in generating the necessary financing to fund the Company's operations through the 2005 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY:

The Company had no line-of-credit facilities as of March 31, 2005.

COMMITMENTS:

The Company had no material capital expenditure commitments as of March 31, 2005.

EFFECTS OF INFLATION:

Management believes that financial results have not been significantly impacted by inflation and price changes.

                                            RISK FACTORS

         THE  COMPANY  HAS A LIMITED  OPERATING  HISTORY  UPON WHICH AN INVESTOR  CAN  EVALUATE  ITS
POTENTIAL FOR FUTURE SUCCESS.

         The Company has had four commercial sales of its Luminescent  Products  aggregating a total of approximately  $300,000.  Therefore,  there is limited historical financial information about the
Company  upon  which  to base an  evaluation  of the  Company's  performance  or to make a  decision regarding an  investment  in shares of the  Company's  Common  Stock.  The Company has  generated an accumulated  deficit of approximately  $10.07 million through March 31, 2005. To date, the Company's operations  have  largely been  limited to its effort to develop the  manufacturing  process for its
Luminescent  Product.  Sales of the  Company's  products may fail to achieve  significant  levels of market acceptance. The Company's business will be subject to all the problems,  expenses, delays and risks  inherent  in the  establishment  of an early stage  business  enterprise,  including  limited capital,  delays in product  development,  manufacturing,  costs  overruns,  price  increases in raw materials and unforeseen difficulties in manufacturing,  uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may  encounter  unforeseen  difficulties  that may deplete its limited  capital more rapidly than anticipated.

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

         THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.

         As of March 31, 2005,  the Company had only two full-time  employees and several  part-time consultants.  The Company has not had  sufficient  resources to hire  additional  employees  and the
Company's  continued  inability to hire additional  employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

         THE COMPANY HAS LIMITED FINANCIAL AND OPERATIONAL CONTROLS.

         The  Company  has  been  unable  to  attract  additional  directors  and  has no  audit  or compensation committees.  In addition, the Company's employees have limited financial experience and the Company  currently lacks an adequate system of internal  financial or management  controls.  The
Company does not have an accounting  department but relies on outside bookkeeping services to record financial  activity and  consultants to assist in the  preparation  with financial  statements.  The
Company has received a letter from its independent registered public accountants indicating that the
Company has material weaknesses with respect to (1) accurately  recording  day-to-day  transactions,
(2) the lack of segregation  of duties,  (3) the approval of  significant  transactions  in a timely manner by the Company's board of directors and (4) the preparation of its financial statements in an accurate and timely fashion.  If the Company is unable to raise additional capital, it will not have sufficient  resources to implement an adequate system of internal  management and financial controls and will be unable to hire employees with adequate financial and accounting experience.

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

         THE COMPANY IS DEPENDENT UPON A SOLE SOURCE FOR RAW MATERIALS TO MANUFACTURE IT PRODUCTS.

         The principal raw materials used by the Company,  in connection with the  manufacturing  of its Luminescent Product,  are purchased from a sole source supplier.  The unavailability of such raw material or significant price increases of such raw material would have a material adverse effect on the Company's business. The Company currently has no secondary source for such raw material.

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT  DILUTION
TO OTHER HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.

         As of March 31, 2005,  warrants  and options to acquire a total of 9,297,911  shares of the
Company's Common Stock were  outstanding.  As of such date, the Company had also made commitments to issue an  additional  17,634,765  shares of Common Stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's authorized Common Stock, which require the approval of the Company's stockholders.  The existence of such stock options,  warrants, and commitments  could adversely  affect the price at which shares of the Company's Common Stock may be sold or the  ability  of the  market to absorb  such  additional  shares of Common  Stock if such investors  decide to sell such  shares  and the terms on which the  Company  can  obtain  additional financing.

         THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK.

         The Company's  Common Stock is thinly traded and may  experience  price  volatility,  which could affect a stockholders  ability to sell the Company's Common Stock or the price at which it may be sold.  There has been and may continue to be a limited  public market for the Common Stock of the
Company.  The shares of the Company's Common Stock are not traded on any established  market and the
Company's Common Stock was de-listed from the NASDAQ small cap market in 2001 due to  non-compliance with certain continuing listing requirements.  The Company's Common Stock is currently quoted on the
"pink sheets" under the symbol "ADLU.PK".

         THE  COMPANY'S   FAILURE  TO  COMPETE   EFFECTIVELY   MAY  LIMIT  ITS  ABILITY  TO  ACHIEVE
PROFITABILITY.

         Competition in the area in which the Company expects to market the Luminescent  Products is intense, and the Company's competitors have substantially greater resources than the Company.

         THE COMPANY IS DEPENDENT ON ITS FOUNDER AND KEY EMPLOYEE.

         The success of the Company is dependent  upon the  continued  availability  of its founder,
Patrick Planche.  The  unavailability  of Patrick Planche or the Company's  inability to attract and retain other key employees could severely  affect the ability of the Company's  current and proposed conduct of its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005 and  December  31,  2004,  the Company did not  participate  in any  derivative financial  instruments or other financial and commodity  instruments for which fair value disclosure would be required under SFAS No. 107, "Disclosures About Fair Value of Financial  Instruments".  Our
investments are primarily cash in financial  institutions  and short-term money market accounts that are carried on the Company's books at cost.

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

ITEM 4. CONTROLS AND PROCEDURES

During the last five years, the Company did not have an accounting department, but instead relied on outside  bookkeeping  services  to  record  financial  activity  and  consultants  to  assist in the preparation  of its  financial  statements.  Upon the  completion  of audit of the December 31, 2004 financial  statements,  the  Company  received  a letter  from  its  independent  registered  public accounting firm  indicating that the Company has material  weaknesses with respect to (1) accurately recording  day-to-day  transactions,  (2) the lack of  segregation  of duties,  (3) the  approval of significant  transactions  in a  timely  manner  by the  Company's  Board of  Directors  and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company's management agrees with the assessment of the Company's  independent  registered  public  accounting firm and is developing a plan to address these material weaknesses.

No change in the Company's internal control over financial  reporting (as defined in Rules 13a-15(f)
under the Exchange Act) occurred  during the fiscal quarter ended March 31, 2005 that has materially affected,  or is  reasonably  likely to  materially  affect,  the  Company's  internal  control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal  proceedings  pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following  securities  were sold by the Company  during the period  January 1, 2005 to March 31,
2005 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

In February  2005,  the Company  agreed to issue 120,000  shares of Common Stock,  at an agreed-upon value of $0.25 per share, to Schwartz  Communications in exchange for consulting services of $30,000 provided in January and February 2005.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6.  EXHIBITS

Number      Description of Exhibit
31          Certification of Patrick Planche, President and Chief Executive Officer, pursuant to
            Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32          Certification of Patrick Planche, President and Chief Executive Officer, pursuant to
            18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ADVANCED LUMITECH, INC.
Date: August 16, 2005                                     By:  /s/ Patrick Planche
                                                             ---------------------------------------
                                                             Patrick Planche
                                                             President and Chief Executive Officer

                                            EXHIBIT INDEX
----------------------------------------------------------------------------------------------------

Number     Description of Exhibit

31       Certification  of Chief  Executive  and  Financial  Officer  Pursuant to 18 U.S.C
         Section 1850,  As Adopted  Pursuant to Section 302 of the  Sarbanes-Oxley  Act of
         2002. (filed herewith)                                                                  E-1

32       Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(b)
         of the Exchange Act and 18 U.S.C.  Section 1850,  as Adopted  Pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002. (filed herewith)                                 E-2

                                                                                          Exhibit 31

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

I, Patrick Planche, certify that:

1.       I have reviewed this Quarterly Report of Advanced Lumitech, Inc.;

2.       Based on my knowledge,  this  quarterly  report does not contain any untrue  statement of a material fact or omit to state a material fact  necessary to make the  statements  made, in light of the  circumstances  under which such  statements  were made, not  misleading  with respect to the period covered by this report;

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

Date:       August 16 2005                   /s/Patrick Planche
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

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-QSB
for the period ended March 31, 2005,  as filed with the  Securities  and Exchange  Commission on the date hereof (the "Report'), I, Patrick Planche,  President,  Chief Executive Officer,  Treasurer and
Chief  Financial  Officer of the Company,  certify,  pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

(2)      The information  contained in the Report fairly  presents,  in all material  respects,  the financial condition and result of operations of the Company.

/s/ Patrick Planche
---------------------------------------
Patrick Planche, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
August 16, 2005

                                                 E-2