Form 10QSB
period 2005-06-30
ADVANCED LUMITECH INC
filed 2005-08-17
CIK 894537

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

                            For the quarterly period ended June 30, 2005
                                                 or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission File Number: 033-55254-27
                                                       ----------------

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

Transitional Small Business Disclosure Format:  [ ] Yes  [X ] No

====================================================================================================

____________________________________________________________________________________________________

                                                INDEX

                                                                                     Page Number
PART I.    FINANCIAL INFORMATION

     Item 1. Financial Statements

                  Consolidated Balance Sheets at June 30, 2005 and
                       December 31, 2004                                                     4

                  Consolidated Statements of Operations for the Three
                       Months Ended June 30, 2005 and 2004 and the
                       Six Months Ended June 30, 2005 and 2004                               5

                  Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 2005 and 2004                                   6

                  Notes to Consolidated Financial Statements                              7-12

     Item 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                               13-19

     Item 3.      Quantitative and Qualitative Disclosures About Market
                       Risk                                                                 20

     Item 4.      Controls and Procedures                                                   21

PART II.   OTHER INFORMATION

     Item 1.      Legal Proceedings                                                         22

     Item 2.      Unregistered Sales of Equity and Use of Proceeds                          22

     Item 3.      Defaults Upon Senior Securities                                           22

     Item 4.      Submission of Matters to a Vote of Security Holders                       22

     Item 5.      Other Information                                                         22

     Item 6.      Exhibits and Reports on Form 8-K                                          23

Signatures                                                                                  24

Exhibit Index                                                                               25

Exhibit 31        Certification of Chief Executive and Financial Officer Pursuant
                       to 18 U.S.C Section 1850, As Adopted Pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002.  (filed herewith)             E1

Exhibit 32        Certification of Chief Executive and Financial Officer Pursuant
                       to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section
                       1850, as Adopted Pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002. (filed herewith)                                  E2

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
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE  ACTUAL  RESULTS TO DIFFER  FROM THOSE  ANTICIPATED  IS DETAILED  HEREIN IN ITEM 2, RISK
FACTORS,  AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND
EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                     Consolidated Balance Sheets

                                                                     (Unaudited)         (Audited)
                                                                   June  30, 2005   December 31, 2004
                                                                  ----------------  -----------------
             ASSETS
Current assets
     Cash and cash equivalents                                        $ 47,148           $ 4,310
     Interest receivable                                                44,787            38,750
     Inventory                                                          67,638            31,348
                                                                  ----------------  ----------------
                                            TOTAL CURRENT ASSETS       159,573            74,408
                                                                  ----------------  ----------------
Office and photographic equipment                                       23,511            23,511
Less accumulated depreciation                                          (23,511)          (23,511)
                                                                  ----------------  ----------------
                                                                             -                 -
                                                                  ----------------  ----------------
Note receivable from related party                                     250,000           250,000
                                                                  ----------------  ----------------
                                                    TOTAL ASSETS     $ 409,573         $ 324,408
                                                                  ================  ================

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current maturities of long-term debt                              $ 6,263           $ 3,505
     Accounts payable                                                  198,711           367,329
     Accrued expenses                                                  236,908           243,219
     Advance from related party                                         63,479            64,196
     Notes payable to related party                                          -           100,000
                                                                  ----------------  ----------------
                                       TOTAL CURRENT LIABILITIES       505,361           778,249
                                                                  ----------------  ----------------
Long-term liabilities
     Long-term debt, net of current maturities                          91,378           162,986
     Liability for shares to be issued                                 328,000           467,000
                                                                  ----------------  ----------------
                                                                       419,378           629,986
                                                                  ----------------  ----------------
                                                                       924,739         1,408,235
                                                                  ----------------  ----------------
Stockholders' deficit
     Common stock                                                      100,000           100,000
     Additional paid-in capital                                      9,182,403         7,731,403
     Stock subscribed                                                  375,000           850,000
     Accumulated deficit                                           (10,314,668)       (9,908,695)
     Accumulated other comprehensive income (loss)                     142,099           143,465
                                                                  ----------------  ----------------
                                                                      (515,166)       (1,083,827)
                                                                  ----------------  ----------------
                                           TOTAL LIABILITIES AND
                                           STOCKHOLDERS' DEFICIT     $ 409,573         $ 324,408
                                                                  ================  ================

              The accompanying notes are an integral part of these financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                      Statements of Operations
                                             (Unaudited)

                                                For the Three Months           For the Six Months
                                                   Ended June 30,                 Ended June 30,
                                           -------------- --------------   -----------------------------
                                                 2005            2004           2005          2004
                                           -------------- --------------   -------------- --------------
Sales                                          $ 48,916       $ 41,965         $ 84,358      $ 218,181
Cost of sales                                    37,312         27,210           71,415        196,483
                                           -------------- --------------   -------------- --------------
Gross profit                                     11,604         14,755           12,943         21,698
                                           -------------- --------------   -------------- --------------
Operating expenses
     Research and development                    61,661         31,929           80,255         94,616
     Selling and marketing                        4,071        127,235           37,523        295,634
     General and administrative                 189,153        185,614          301,448        323,789
                                           -------------- --------------   -------------- --------------
                                                254,885        344,778          419,226        714,039
                                           -------------- --------------   -------------- --------------
Operating loss                                 (243,281)      (330,023)        (406,283)      (692,341)
Other Income (Expense)                              448         (1,482)             310         (3,569)
                                           -------------- --------------   -------------- --------------
Net loss                                       (242,833)      (331,505)        (405,973)      (695,910)
Accumulated deficit - beginning             (10,071,835)    (8,719,795)      (9,908,695)    (8,355,390)
                                           -------------- --------------   -------------- --------------
Accumulated deficit - ending               $(10,314,668)   $(9,051,300)    $(10,314,668)   $(9,051,300)
                                           ============== ==============   ============== ==============

Basic and diluted net loss per
     share                                       $(0.00)        $(0.00)          $(0.00)        $(0.01)
                                           ============== ==============   ============== ==============
Weighted average number of
shares used in computation of
basic and diluted net loss per
share                                       100,000,000     98,283,620      100,000,000     98,283,620
                                           ============== ==============   ============== ==============
COMPREHENSIVE LOSS
     Net Loss                                 $(242,833)     $(331,505)       $(405,073)     $(695,910)
     Other comprehensive income (loss)            1,421         (4,735)          (1,366)        10,732
                                           -------------- --------------   -------------- --------------
     Comprehensive loss                       $(241,412)     $(336,240)       $(406,439)     $(685,178)
                                           ============== ==============   ============== ==============

              The accompanying notes are an integral part of these financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                      Statements of Cash Flows
                                             (Unaudited)

                                                                      For the Six Months Ended June 30,
                                                                           2005             2004
                                                                      ---------------------------------
Cash flows from operating activities
Net loss                                                                 $(405,973)     $ (695,910)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party               (6,037)         (5,579)
          Depreciation                                                           -           1,357
          Foreign exchange loss                                                  -            (575)
          General and administrative expense associated
               with stock based transactions                                30,000         144,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                    -         (22,431)

          Inventory                                                        (36,290)         66,953
     Increase (decrease) in:
          Accounts payable                                                (148,618)         11,070
          Accrued expenses                                                  (6,311)        (39,214)
                                                                        ------------    ------------
                                Net cash used for operating activities    (573,229)       (540,329)
                                                                        ------------    ------------
Cash flows from investing activities
     Advances to related parties                                                 -         (76,804)
                                                                        ------------    ------------
                                Net cash used for investing activities
                                                                                 -         (76,804)
                                                                        ------------    ------------
Cash flows from financing activities
     Principal payments on long-term debt                                   (2,593)         (3,277)
     Principal payments on note payable - related party                   (100,000)         (4,000)
     Repayment of advances from related party                              (66,974)         (6,196)
     Sale of common stock, exercise of
          warrants and stock subscribed                                    787,000         350,000
                                                                        ------------    ------------
                             Net cash provided by financing activities     617,433         336,527
                                                                        ------------    ------------
Effects of changes in foreign exchange rates                                (1,366)         10,732
                  Net increase (decrease) in cash and cash equivalents      42,838        (269,874)
Cash and cash equivalents - beginning                                        4,310         335,803
                                                                        ------------    ------------
Cash and cash equivalents - ending                                        $ 47,148        $ 65,929
                                                                        ============    ============
Supplemental disclosures of cash flows information
     Cash paid during the period for interest                             $ 10,468         $ 5,192
                                                                        ============    ============
     Issuance of stock to settle accounts payable                         $ 20,000         $     -
                                                                        ============    ============

             The accompanying notes are an integral part of these financial statements.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

1.  OPERATIONS

Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or  phosphorescent  pigments (the "Luminescent  Product").These  pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add  luminescence  to existing or new products.  The Company  manufactures  through third-party  manufacturers,  markets and sells  graphic  quality  printable  luminescent  films (the
"Luminescent Product").  These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic  quality by day and luminescent  under low light or night conditions.  The Company expects that its Luminescent Product will be available for sale in a number of versions  appropriate for commonly used commercial and personal  printing  technology,  including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies.
The Company offers its products in sheets and rolls.

2.  INTERIM FINANCIAL STATEMENTS

The  accompanying  unaudited  consolidated  financial  statements  at  June  30,  2005  and  for the three-month  and six-month  periods ended June 30, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.  In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated  financial statements included in our Annual Report on
Form 10-KSB for the year ended  December 31, 2004, and include all  adjustments,  consisting of only normal  recurring  adjustments,  necessary for a fair  presentation  of the results for such interim periods.  These financial  statements  should be read in conjunction  with the audited  consolidated financial  statements  included in our Annual Report on Form 10-KSB for the year ended  December 31,
2004. The results of operations for the  three-month  and six-month  periods ended June 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

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

3.  LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company has a working capital  deficit of $345,788 and an accumulated  deficit of $10,314,688 at
June 30, 2005, and recurring net losses since  inception.  The ability of the Company to continue to operate as a going  concern is  primarily  dependent  upon the  ability of the  Company to raise the necessary  financing,  to effectively produce and market Brightec products at competitive prices, to establish profitable  operations and to generate positive operating cash flows. If the Company fails to raise funds,  or the Company is unable to generate  operating  profits and  positive  cash flows, there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

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

                                    June 30, 2005            December 31, 2004
                                    -------------            -----------------
         Raw materials                  $ 28,885                   $ 19,867
         Work-in-process                  29,187                      7,181
         Finished goods                    9,566                      4,300
                                      ----------                 ----------
                                        $ 67,638                   $ 31,348
                                      ==========                 ==========
5.  INCOME TAXES

The Company has not calculated the tax benefits of its net operating  losses as of June 30, 2005 and
December  31, 2004 since it does not have the  required  information.  The Company has not filed its federal and state corporate tax returns for years ended December 31, 2004,  2003, 2002 and 2000. The tax return filed for 2001 will need to be amended. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

6.  RELATED PARTY TRANSACTIONS

As of June 30, 2005 and  December 31,  2004,  a ten year note of $250,000  was  receivable  from the
Company's president,  who is also a director and stockholder.  This loan, due no later than December
31, 2011, bears interest at a fixed rate of 5.05% and is  full-recourse.  Interest is on the loan is accrued quarterly and due annually. No interest payments on such loan have been made to date.

At June 30,  2005 and  December  31,  2004,  the Company  owed the  president  $63,479 and  $55,196, respectively,  in connection  with  advances  made by him to the Company in prior years.  During the three-months  and  six-month  periods ended June 30, 2005, he made advances to the Company of $0 and
$37,500, respectively and the Company repaid $113,000 and $60,500,  respectively, of the outstanding advances  due.  During the three month period  ended June 30, 2005,  the  Company's  president  also personally  assumed a  portion  of the  long-term  debt owed to a  related  party  ($66,257)  and an operating liability  ($17,526).  The assumptions of long-term debt and operating liability have been credited to the  president  as if he had  advanced  the Company the money.  All such  advances  bear interest at the Internal  Revenue  Service short term  "Applicable  Federal  Rate,"  calculated  and accrued monthly.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

6.  RELATED PARTY TRANSACTIONS - CONTINUED

During the  three-month  and six month periods  ended June 30, 2005 and the year ended  December 31,
2004, the Company recognized  interest income of $3,113, $ 6,261 and $13,627,  respectively,  on the above note receivable and advances.  As of June 30, 2005 and December 31, 2004, net accrued interest was receivable from the president of $44,081 and $38,750, respectively.

"In December 2004, the principal  stockholder  advanced the Company $9,000 on a non-interest bearing basis. The advance was repaid in January 2005.

OTHER NOTES
Other related party debt is described in Notes 7 and 9.

7.  NOTES PAYABLE TO RELATED PARTY

In December  2002, the Company  borrowed  $50,000 from its largest  stockholder  under a convertible demand  promissory  note,  which bears interest at 8.00% and is payable in full on demand within one year.  The  principal,  if not paid within  thirty days of when due,  bears  interest at the rate of
10.00%.  The note is convertible into that number of shares of the Company's common stock determined by dividing the unpaid principal amount,  together with all accrued but unpaid interest on the note, at the conversion date by $0.10, subject to certain  adjustments.  At June 30, 2005 and December 31,
2004, $ 0 and $50,000,  respectively, was outstanding under this note and accrued interest of $0 and
$3,575, respectively, was due.

In early 2003, the Company issued a second convertible demand promissory note to this stockholder to borrow up to an additional $55,000 with the same terms as the $50,000 note, except that the interest rate on the note is a fixed  8.00%.  At June 30,  2005  and  December  31,  2004,  $ 0 and  $50,000,
respectively, was outstanding under this note and accrued interest of $267 and $2,997, respectively, was due.

8. COMMON STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
Under the Company's charter, 100,000,000 shares of common stock are authorized. As of March 31, 2005 and December 31, 2004,  100,000,000 shares of common stock were issued and outstanding.  On April 6,
2005, the Company  entered into an agreement with one of the Company's major  shareholders  allowing the Company to redeem  15,767,145  shares of common stock he held, in order to permit the Company to issue a like number of shares of common stock to other investors who held  subscriptions  for shares of common stock.  Under the agreement,  the major  shareholder is to receive no compensation for the redemption of his securities.  Upon the amendment of the Company's  Articles of  Incorporation,  the
Company will reissue the exact number of shares redeemed from this shareholder for no consideration.

As of June 30, 2005,  the Company has  committed to issue an  additional  21,069,765  shares.  It is anticipated  that a vote of the  Company's  stockholders  to increase the number of shares of common stock authorized will occur in 2005.

ISSUANCES OF COMMON STOCK
On April 6, 2005, the Company issued 14,227,145 shares, which had previously been subscribed.

STOCK SUBSCRIBED
Stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at June 30, 2005.

As of March 31, 2005 and December 31, 2004,  14,227,145  shares with an aggregate  purchase price of
$1,262,000 and 10,107,145 shares with an aggregate  purchase price of $850,000,  respectively,  were subscribed but unissued. As indicated above, 14,227,145 shares were issued on April 6, 2005.

In April 2005,  the Company  issued to a stockholder a stock warrant for 3,600,000  shares of common stock at an aggregate  purchase price of $432,000,  in exchange for exercising  other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

8. COMMON STOCK - CONTINUED

As a result of the above transaction,  3,335,000 shares with an aggregate purchase price of $375,000 are subscribed but unissued as of June 30, 2005.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at June 30, 2005.

As of March 31, 2005 and December 31, 2004, 3,330,000 shares with an aggregate value of $497,000 and
3,210,000 shares with an aggregate value of $467,000, respectively, were committed but unissued.

On April 6, 2005, 1,540,000 shares were issued in satisfaction of liabilities aggregating $189,000.

In April 2005, the Company entered into an agreement with Luminescent  Europe  Technologies,  BV (an affiliate of the Company by virtue of an existing equity ownership position in the Company) pursuant to which the Company agrees to issue 100,000 shares of Common Stock,  valued at $0.20 per share,  in satisfaction  of indebtedness  owed by the Company to Luminescent  Europe  Technologies,  BV, in the
amount of $ 20,000.

As a result of the above  transactions,  1,890,000  shares with an  aggregate  value of $328,000 are committed but unissued as of June 30, 2005.

REDEMPTION OF SHARES
In addition to the  15,767,145  shares  redeemed from a major  shareholder  as described  above,  in
December  2004, the Company's  president  agreed to allow the Company to redeem 77,620 shares of his common stock for no  consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. The Company will use its best efforts to increase the number of authorized shares of its common stock as soon as reasonably  practicable and, upon such  event,  it will  issue  77,620  replacement  shares  (adjusted  for any  recapitalization transactions) for no additional consideration.

9.  LONG-TERM DEBT

As of June 30, 2005 and December 31, 2004,  $97,641 and $166,491,  respectively,  was outstanding in connection with an agreement entered into in 2002 with the mother-in-law of the Company's president.
This agreement provides for the repayment of 2,000 Swiss francs of principal each January 1 and July
1, together with accrued  interest on the unpaid balance payable  quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for the three-month and six- month  periods ended June 30, 2005 and the year ended  December 31, 2004 of $1,727,  $2,656 and
$7,562, respectively.  At each balance sheet date the outstanding debt is translated to U.S. dollars and any required adjustment is recorded in the cumulative  translation adjustment account within the equity section of the balance sheet.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

9.  LONG-TERM DEBT - CONTINUED

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                  TWELVE MONTHS ENDED                   AMOUNT
                  -------------------                   ------
                     June 30, 2006                      $ 4,698
                     June 30, 2007                        3,132
                     June 30, 2008                        3,132
                     June 30, 2009                        3,132
                     June 30, 2010                        3,132
                        Thereafter                       80,415
                                                    -----------
                                                    $    97,641
                                                    ===========

During the three-month  period ended June 30, 2005, the Company's  president  assumed $66,257 of the outstanding  long-term debt. This amount was reclassified in the "Advances to related party" account on the balance sheet.

10.  STOCK OPTIONS

On April 28, 2005, with shareholder approval,  the Company granted,  options at an exercise price of
$0.12 per share to purchase 12,000,000 shares of Common Stock to Patrick Planche,  president,  chief executive officer and chief financial  officer,  together with two additional options to two Company employees to purchase an aggregate of 6,000,000  shares of the Company's  Common Stock.  The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois Planche, a former Director of the Company.

On June 27, 2005, the Company  granted a  non-qualified  option to a consultant to purchase  500,000 shares of the  Company's  Common  Stock at an exercise  price of $.001 per share for a period of ten years,  but vesting  only upon a change of control of the Company.  The options  granted in 2004 and
2005 cannot be exercised until such time as the Company increases the number shares of the Company's authorized Common Stock.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             Notes to Consolidated Financial Statements
                                             (Unaudited)

10.  STOCK OPTIONS - CONTINUED

In addition  to the 1999 Plan,  in the second  quarter of 2005,  the  Company  granted to  employees non-qualified  options to purchase  20,000,000  shares of the Company's common stock at an exercised price of $0.12 per share.  These  options are fully vested and are  exercisable  for a period of ten years.  The fair value of these options was  estimated at the date of grant using the  Black-Scholes option pricing model with the following  assumptions:  risk-free interest rate of 4.16%; no dividend yield; an expected life of the options of ten years; and a volatility factor of 16.5%.

The  following  table  illustrates  the pro forma  effect on net loss and net loss per share for the three months  ended June 30, 2005 (the only  interim  period in which  employee  stock  options were granted)  if the  Company  had  applied  the fair value  recognition  provisions  of SFAS No. 123 to stock-based employee compensation:

                                                                   Three Months Six Months
                                                              Ended 6/30/2005    Ended 6/30/2005
                                                              ---------------    ---------------
Net loss for the period                                           $242,833            $405,973
Less: Stock-based employee compensation expense
   determined under fair value based method for awards             336,000             336,000
                                                              ------------        ------------
Pro forma net loss                                                $578,833            $741,973

Basic and diluted net loss per share:
     As reported                                                    $(0.00)            $(0.00)
                                                              =============       ============
     Pro forma                                                      $(0.01)            $(0.01)
                                                              =============       ============

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

CRITICAL ACCOUNTING POLICIES

Certain of the  Company's  accounting  policies  are  particularly  important to the  portrayal  and understanding  of its financial  position and results of operations  and require the  application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, the Company uses its judgment in making certain assumption and estimates.  The Company's critical accounting  policies,  which consist of revenue  recognition, account receivable  reserves and inventories,  are described in the Annual Report on Form 10-KSB for the year ended  December 31, 2004.  There have been no material  changes to the  Company's  critical accounting policies as of June 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005  COMPARED WITH THREE MONTHS AND SIX MONTH ENDED JUNE
30, 2004

REVENUES:

In April 2005, the Company made its fifth commercial sale of its luminescent product, which was sold to a major poster board  marketer that  introduced a  "Glow-in-the-Dark  Sign Kit" that includes two
sheets  of  Brightec's   glow-in-the   dark  paper  in  an  11"x14"   poster  board   format.   This
"Glow-in-the-Dark  Sign Kit" was  launched  chain wide at  approximately  1,000  stores of an office superstore.  The Company's revenue, net of returns,  allowances and discounts,  for the three months ended June 30, 2005 was $48,916  compared to $41,965 for the  comparable  three months of 2004.  The
Company's revenue, net of returns,  allowances and discounts, for the six months ended June 30, 2005 was $84,358  compared to $218,181 for the comparable six months of 2004. The decrease in revenues in the six  months  of 2005 is  primarily  due to the fact  that in the  comparable  period of 2004 the
Company had a major test  market  program for its inkjet  paper with an office  superstore  products retailer and no such test market in the six months of 2005.

GROSS PROFIT:

The  Company's  gross profit  percentage  was 23.72% and 15.34% for the three and six months  period ended June 30, 2005,  compared to 35.16% and 9.94% for the same periods in fiscal 2004. The level of the gross profit margin was primarily due to the  requirement  of reducing its  Luminescent  product sale price to compete favorably in the sign kit and poster board  mass-retail  market offset by some initial

GROSS PROFIT - CONTINUED:

improvements  in its  manufacturing  costs.  In order to increase  its gross profit  percentage  and compete  favorably in the  marketplace,  the Company will need to continue  lower its  manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:

Research and development  expenses  increased by $29,732 for the three months ended June 30, 2005 to
$61,661 from $31,929 for the  comparable  three months of 2004 and  decreased by $14,361 for the six months  ended June 30, 2005 to $80,255  from  $94,616  for the  comparable  six months of 2004.  The increase in research and development  expenses in the second quarter of 2005 was primarily due to an increase in the number of manufacturing  trial runs towards  qualifying raw materials and working to reduce  production  costs for its  luminescent  products.  The  overall  decrease  in  research  and development  expenses for the six months ended June 30, 2005 was  primarily due to a decrease in the number of  manufacturing  trial runs in the first quarter of 2005.  In the second  quarter of 2005 a former  consultant  was  hired as a full  time  employee  to  oversee  the  Company's  Research  and development in order to lower the manufacturing costs.

SELLING AND MARKETING EXPENSES:

Selling and  marketing  expenses  decreased  by $123,164 for the three months ended June 30, 2005 to
$4,071 from $127,235 for the  comparable  three months of 2004 and decreased by $258,111 for the six months  ended June 30, 2005 to $37,523  from  $295,634 for the  comparable  six months of 2004.  The decrease in selling and marketing  expenses was primarily due to a decrease in professional fees and consulting  services,  which consisted  primarily of ending services for a marketing  consultant,  a marketing  and corporate  branding  consultant  and a public  relation  firm.  Selling and marketing expenses  included no non-cash  charges  relating to  commitments  to issue shares of the  Company's
Common Stock in exchange for consulting  services for the three months ended June 30, 2005, compared to $72,000 of such charges for the  comparable  three months of 2004 and included  non-cash  charges relating to  commitments  to issue shares of the Company's  Common Stock in exchange for  consulting services of $30,000 for the six months ended June 30, 2005, compared to $144,000 of such charges for the comparable six months of 2004

GENERAL AND ADMINISTRATIVE:

General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting costs. General and administrative  expenses  increased  by $3,539 for the three  months ended June 30, 2005 to $189,153 from  $185,614 for the  comparable  three months of 2004 and decreased by $22,341 for the six months ended June 30, 2005 to $301,448 from $323,789 for the comparable six months of 2004. The increase in the second  quarter of 2005 from the  comparable  period in 2004 was primarily due to an increase in professional  fees  and the  overall  decrease  for the six  months  ended  June 30,  2005  from the comparable period in 2004 was primarily due to a decrease in consulting fees and accounting fees.

OTHER INCOME (EXPENSE):

For the three months ended June 30, 2005 and 2004, interest expense, net of interest income was $267 and ($578), respectively.  For the six months ended June 30, 2005 and 2004, interest expense, net of interest  income was $181 and  ($2,665),  respectively.  Interest  expense and  interest  income are dependent on the level of loans due to and from  affiliates  parties.  For the six months ended June
30,

OTHER INCOME (EXPENSE) - CONTINUED:

2005, Other Income (Expense) also includes $129 from foreign currency  translation gains relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in U.S. dollars, when the interest was due.

INCOME TAXES:

The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2005:

Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its Common Stock,  warrants to purchase  shares of the Company's  Common Stock and debt securities.  The Company has generated,  from inception  through June 30, 2005,  cumulative net cash proceeds  from the sale of its equity of  approximately  $4.7  million.  The  Company's  net working capital  deficit at June 30, 2005 was  $345,788  compared  to a deficit of $703,841 at December  31,
2004. The Company's  authorized  capital stock consists of  100,000,000  shares of Common Stock,  of which 100,000,000 were issued and outstanding at June 30, 2005. As of June 30, 2005, the Company had
also made commitments to issue an additional  21,069,765  shares of Common Stock,  none of which the
Company can issue.  The 21,069,765  additional  shares of Common Stock can be issued at such time as the Company is able to increase the number of authorized  shares of its Common Stock.  The number of shares  committed  excludes  shares of Common  Stock to be issued upon the  exercise of  outstanding options and warrants.  Amounts received for these additional  committed shares, which were purchased for cash have been received by the Company and are reflected in the Company's  financial  statements as Stock subscribed. Amounts received for these additional committed shares that are to be issued in exchange for consulting  services or in exchange for settlement of obligations  owed by the Company, are  reflected  in the  Company's  financial  statements  as liability  for shares to be issued.  In
December  2004, the Company's  president  agreed to allow the Company to redeem 77,620 shares of his common stock for no  consideration in order to allow the Company to fulfill its commitments to issue shares to certain  consultants and investors in the Company.  In April 2005, the Company's principal stockholder  agreed to allow the  Company to redeem  15,767,145  shares of his  common  stock for no consideration  in order to allow the Company to fulfill its  commitments  to issue shares to certain consultants  and investors in the Company.  Upon the increase in the number of authorized  shares of its  Common  Stock,  the  Company  will  issue  15,844,765,  replacement  shares  (adjusted  for any re-capitalization transactions) for no additional consideration.

Cash and cash  equivalents  increased  to $47,148 at June 30, 2005 from $4,310 at December 31, 2004.
Net cash used for operating activities for the six months ended June 30, 2005 was $573,229.

Net cash provided by financing  activities for the six months ended June 30, 2005 was $617,433.  The net cash  provided was the result of cash  received of $787,000  from the sale and  subscription  of common stock and the exercise of warrants,  net of principal  payments on long-term  debt  ($2,593), principal  payments on a note payable to a related party  ($100,000) and re-payment of advances to a related party ($ 66,974) of $169,567.

ABILITY TO CONTINUE AS A GOING CONCERN:

At June 30, 2005, the Company has generated  minimal revenues from commercial sales of the Company's products.  To date, the Company's  operations have generated  accumulated losses of $10,314,668.  At
June 30,  2005,  the  Company's  current  liabilities  exceed its current  assets by  $345,788.  The
Company's  ability to remedy this  condition is uncertain  due to the  Company's  current  financial condition.  These conditions raise  substantial  doubt about the Company's  ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising  additional debt or equity  securities as described below. The Company is continuing  discussions with investors in its effort to obtain additional financing.  However, there can be no assurances  that the Company will be able to raise the funds it requires,  or that if such funds are available, that they will be available on commercially reasonable terms.

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

CREDIT AVAILABILITY:

The Company had no line-of-credit facilities as of June 30, 2005.

COMMITMENTS:

The Company had no material capital expenditure commitments as of June 30, 2005.

EFFECTS OF INFLATION:

Management  believes that financial  results have not been  significantly  impacted by inflation and price changes.

                                            RISK FACTORS

         THE  COMPANY  HAS A LIMITED  OPERATING  HISTORY  UPON WHICH AN INVESTOR  CAN  EVALUATE  ITS
POTENTIAL FOR FUTURE SUCCESS.

         The Company has had five commercial sales of its Luminescent  Products  aggregating a total of approximately  $349,000.  Therefore,  there is limited historical financial information about the
Company  upon  which  to base an  evaluation  of the  Company's  performance  or to make a  decision regarding an  investment  in shares of the  Company's  Common  Stock.  The Company has  generated an accumulated  deficit of  approximately  $10.31 million through June 30, 2005. To date, the Company's operations  have  largely been  limited to its effort to develop the  manufacturing  process for its
Luminescent  Product.  Sales of the  Company's  products may fail to achieve  significant  levels of market acceptance. The Company's business will be subject to all the problems,  expenses, delays and risks  inherent  in the  establishment  of an early stage  business  enterprise,  including  limited capital,  delays in product  development,  manufacturing,  costs  overruns,  price  increases in raw materials and unforeseen difficulties in manufacturing,  uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may  encounter  unforeseen  difficulties  that may deplete its limited  capital more rapidly than anticipated.

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

         THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.

         As of June 30, 2005, the Company had only three full-time  employees and several  part-time consultants.  The Company has not had  sufficient  resources to hire  additional  employees  and the
Company's  continued  inability to hire additional  employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

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

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT  DILUTION
TO OTHER HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.

         As of June 30, 2005,  warrants and options to acquire a total of  29,562,911  shares of the
Company's Common Stock were  outstanding.  As of such date, the Company had also made commitments to issue an  additional  21,069,765  shares of Common Stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's authorized Common Stock, which require the approval of the Company's stockholders.  The existence of such stock options,  warrants, and commitments  could adversely  affect the price at which shares of the Company's Common Stock may be sold or the  ability  of the  market to absorb  such  additional  shares of Common  Stock if such investors  decide to sell such  shares  and the terms on which the  Company  can  obtain  additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30,  2005 and  December  31,  2004,  the Company did not  participate  in any  derivative financial  instruments or other financial and commodity  instruments for which fair value disclosure would be required under SFAS No. 107, "Disclosures About Fair Value of Financial  Instruments".  Our
investments are primarily cash in financial  institutions  and short-term money market accounts that are carried on the Company's books at cost.

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

No change in the Company's internal control over financial  reporting (as defined in Rules 13a-15(f)
under the Exchange Act) occurred during the  three-month  and six-month  periods ended June 30, 2005 that has materially  affect, or is reasonably likely to materially  affect,  the Company's  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal  proceedings  pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following equity transactions occurred during the period April 1, 2005 to June 30, 2005 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On April 20, 2005, the Company entered into an agreement with Luminescent Europe Technolgies, BV (an affiliate of the Company by virtue of an existing equity ownership position in the Company) pursuant to which the Company agrees to issue 100,000 shares of Common Stock,  valued at $0.20 per share,  in satisfaction  of indebtedness  owed by the Company to Luminescent  Europe  Technologies,  BV, in the
amount of $ 20,000

On April 28, 2005, the Company issued to the Jeffrey Stern  Revocable  Trust a new stock warrant for
3,600,000  shares of Common  Stock at an  aggregate  purchase  price of  $432,000,  in exchange  for exercising  other stock  warrants for  3,335,000  shares of Common Stock with an aggregate  exercise price of $375,000

On April 6, 2005,  the Company  entered into an agreement  with David  Geffen,  one of the Company's major  shareholders,  allowing the Company to borrow  15,767,145  shares of Common Stock he held, in order to issue  shares of Common  Stock to other  investors  that held  subscriptions  for shares of
Common Stock,  which could not be issued since the Company had sold the maximum  number of shares of
Common Stock authorized  under it Article of  Incorporation.  Under the agreement,  Mr. Geffen is to receive no compensation  for the redemption of his  securities.  Upon the amendment of the Company's
Articles of  Incorporation,  the Company will reissue the exact number of shares  borrowed  from Mr.
Geffen.

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

                                                          ADVANCED LUMITECH, INC.
Date: August 16, 2005                                     By:  /s/ Patrick Planche
                                                             ---------------------------------------
                                                             Patrick Planche
                                                             President and Chief Executive Officer

                                            EXHIBIT INDEX
____________________________________________________________________________________________________

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

Date:       August 16, 2005                  /s/Patrick Planche
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

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-QSB
for the quarterly  period ended June 30, 2005, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'), I, Patrick Planche, President, Chief Executive Officer, Treasurer
and Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

(2)      The information  contained in the Report fairly  presents,  in all material  respects,  the financial condition and result of operations of the Company.

/s/ Patrick Planche
----------------------------------------
Patrick Planche, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
August 16, 2005

                                                 E-2