Form 10QSB
period 2005-09-30
ADVANCED LUMITECH INC
filed 2005-11-14
CIK 894537

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

                          For the quarterly period ended September 30, 2005
                                                 or

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
[X] Yes [ ] No

Indicate  by check mark  whether  the  Company is a shell  company  (as defined in Rule 12b-2 of the
Exchange Act). [ ] Yes [X] No

The Company had 100,000,000  shares of Common Stock,  $.001 par value,  issued and outstanding as of
November 14, 2005.

Transitional Small Business Disclosure Format: [  ] Yes [X] No

====================================================================================================

                                                INDEX

                                                                                            Page Number
Part I.    Financial Information

     Item 1. Financial Statements

               Condensed Consolidated Balance Sheets at September 30, 2005 and
                  December 31, 2004                                                                4

               Condensed Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2005 and 2004 and the
                  Nine Months Ended September 30, 2005 and 2004                                    5

               Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2005 and 2004                                         6

               Notes to Condensed Consolidated Financial Statements                             7-11

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          12-18

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                         19

     Item 4.   Controls and Procedures                                                            20

Part II.        Other Information

     Item 1.   Legal Proceedings                                                                  21

     Item 2.   Unregistered Sales of Equity and Use of Proceeds                                   21

     Item 3.   Defaults Upon Senior Securities                                                    21

     Item 4.   Submission of Matters to a Vote of Security Holders                                21

     Item 5.   Other Information                                                                  21

     Item 6.   Exhibits and Reports on Form 8-K                                                   22

Signatures                                                                                        23

Exhibit Index                                                                                     24

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
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE  ACTUAL  RESULTS TO DIFFER  FROM THOSE  ANTICIPATED  IS DETAILED  HEREIN IN ITEM 2, RISK
FACTORS,  AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND
EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

                                    PART 1. FINANCIAL INFORMATION
                                    ITEM 1. FINANCIAL STATEMENTS

                               Advanced Lumitech, Inc. and Subsidiary
                                Condensed Consolidated Balance Sheets

                                                              (Unaudited)                  (Audited)
                                                           September 30, 2005          December 31, 2004
                                                           ------------------          -----------------
                                               ASSETS

Current assets
     Cash and cash equivalents                                   $ 13,504                   $  4,310
     Accounts receivable                                           30,767                          -
     Interest receivable                                           47,482                     38,750
     Inventory                                                     57,141                     31,348
     Deposits and prepaid expenses                                    987                          -
                                                         --------------------       --------------------
                                 TOTAL CURRENT ASSETS             149,881                     74,408
                                                         --------------------       --------------------
Office and photographic equipment                                  23,511                     23,511
Less accumulated depreciation                                     (23,511)                   (23,511)
                                                         --------------------       --------------------
                                                                        -                          -
                                                         --------------------       --------------------
Note receivable from related party                                250,000                    250,000
                                                         --------------------       --------------------
                                         TOTAL ASSETS           $ 399,881                 $  324,408
                                                         ====================       ====================

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current maturities of long-term debt                         $ 3,230                    $ 3,505
     Accounts payable                                             181,098                    367,329
     Accrued expenses                                             164,249                    243,219
     Advance from related party                                    54,224                     64,196
     Notes payable to related party                                     -                    100,000
                                                         --------------------       --------------------
                            TOTAL CURRENT LIABILITIES             402,801                    778,249
                                                         --------------------       --------------------
Long-term liabilities
     Long-term debt, net of current maturities                     85,595                    162,986
     Liability for shares to be issued                            403,000                    467,000
                                                         --------------------       --------------------
                                                                  488,595                    629,986
                                                         --------------------       --------------------
                                                                  891,396                  1,408,235
                                                         --------------------       --------------------
Stockholders' deficit
     Common stock                                                 100,000                    100,000
     Additional paid-in capital                                 9,252,403                  7,731,403
     Stock subscribed                                             435,000                    850,000
     Accumulated deficit                                      (10,429,291)                (9,908,695)
     Accumulated other comprehensive income                       150,373                    143,465
                                                         --------------------       --------------------
                                                                 (491,515)                (1,083,827)
                                                         --------------------       --------------------
                                TOTAL LIABILITIES AND
                                STOCKHOLDERS' DEFICIT           $ 399,881                  $ 324,408
                                                         ====================       ====================

             The accompanying notes are an integral part of these financial statements.

                               Advanced Lumitech, Inc. and Subsidiary
                           Condensed Consolidated Statements of Operations
                                             (Unaudited)

                                                 For the Three Months                    For the Nine Months
                                                 Ending September 30,                    Ending September 30,
                                        -----------------   -----------------   -----------------   -----------------
                                               2005                2004                2005                2004
                                        -----------------   -----------------   -----------------   -----------------

Sales                                       $  38,951           $   1,560           $ 123,309           $ 219,741

Cost of sales                                  25,193               4,527              96,608             201,010
                                        -----------------   -----------------   -----------------   -----------------

Gross profit                                   13,758              (2,967)             26,701              18,731
                                        -----------------   -----------------   -----------------   -----------------

Operating expenses

     Research and development                  67,681              11,762             147,936             106,378
     Selling and marketing                      7,334              76,969              44,857             372,603
     General and administrative                55,275             120,294             356,723             444,083
                                        -----------------   -----------------   -----------------   -----------------
                                              130,290             209,025             549,516             923,064
                                        -----------------   -----------------   -----------------   -----------------
Operating loss                               (116,532)           (211,992)           (522,815)           (904,333)

Other Income (Expense)                          1,909                (514)              2,219              (4,083)
                                        -----------------   -----------------   -----------------   -----------------

Net loss                                     (114,623)           (212,506)           (520,596)           (908,416)

Accumulated deficit - beginning           (10,314,668)         (9,051,300)         (9,908,695)         (8,355,390)
                                        -----------------   -----------------   -----------------   -----------------

Accumulated deficit - ending             $(10,429,291)        $(9,263,806)       $(10,429,291)        $(9,263,806)
                                        =================   =================   =================   =================

Basic and diluted net loss per
     share                                   $  (0.00)           $  (0.00)           $  (0.01)           $  (0.01)
                                        =================   =================   =================   =================

Weighted average number of
shares used in computation of
basic and diluted net loss per
share                                     100,000,000          98,283,620         100,000,000          98,283,620
                                        =================   =================   =================   =================

COMPREHENSIVE LOSS

     Net loss                               ($114,623)          ($212,506)          ($520,596)          ($908,416)

     Other comprehensive income
          (loss)                                8,274                (977)              6,908               9,755
                                        -----------------   -----------------   -----------------   -----------------

     Comprehensive loss                     ($106,349)          ($213,483)          ($513,688)          ($898,661)
                                        =================   =================   =================   =================

                        The accompanying notes are an integral part of these financial statements.

                               Advanced Lumitech, Inc. and Subsidiary
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                    For the Nine Months Ended September 30,
                                                                        2005                         2004
                                                                    ---------------------------------------

Cash flows from operating activities
Net loss                                                             $ (520,596)                $ (908,416)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable-related party              (8,732)                    (8,981)
          Depreciation                                                        -                      2,034
          Foreign exchange (gain) loss                                   (7,721)                      (575)
          General and administrative expense associated
               with stock based transactions                             65,000                    189,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                           (30,767)                    (7,329)
          Inventory                                                     (25,793)                    71,570
          Deposits and prepaid expenses                                    (987)                       -
     Increase (decrease) in:
          Accounts payable                                             (108,705)                   75,262
          Accrued expenses                                              (79,228)                   (29,208)
                                                               --------------------       --------------------
                  Net cash used for operating activities               (717,529)                  (616,643)
                                                               --------------------       --------------------

Cash flows from financing activities
     Principal payments on long-term debt                                (3,430)                    (4,915)
     Principal payments on note payable - related party                (100,000)                     6,000
     Repayment of advances from related party                           (93,755)                   (80,000)
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                                 917,000                    350,000
                                                               --------------------       --------------------
               Net cash provided by financing activities                719,815                    271,085
                                                               --------------------       --------------------
Effects of changes in foreign exchange rates                              6,908                      9,755

       Net increase (decrease) in cash and cash equivalents               9,194                   (335,803)

Cash and cash equivalents - beginning                                     4,310                    335,803
                                                               --------------------       --------------------
Cash and cash equivalents - ending                                    $  13,504                     $    -
                                                               ====================       ====================
Supplemental disclosures of cash flows information

     Cash paid during the period for interest                          $ 13,611                   $  3,921
                                                               ====================       ====================
     Issuance of stock to settle accounts payable                      $ 60,000                   $ 67,000
                                                               ====================       ====================

             The accompanying notes are an integral part of these financial statements.

                               Advanced Lumitech, Inc. and Subsidiary
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

1. OPERATIONS
Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add  luminescence  to existing or new products.  The Company uses third parties for manufacturing,  and markets and sells graphic quality printable  luminescent films (the "Luminescent
Product"). These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The
Company  expects that its  Luminescent  Product  will be available  for sale in a number of versions appropriate  for  commonly  used  commercial  and personal  printing  technology,  including  offset printing,  laser or inkjet printing,  plus a variety of "print on demand" digital technologies.  The
Company offers its products in sheets and rolls.

2. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 include the accounts of the
Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been  eliminated in  consolidation.  In our opinion,  these  unaudited  condensed  consolidated financial  statements  have been  prepared on the same basis as the audited  consolidated  financial statements  included in our Annual Report on Form 10-KSB for the year ended  December 31, 2004,  and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures  normally  included in  financial  statements  prepared in  accordance  with  accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting.  These condensed consolidated financial  statements  should  be  read in  conjunction  with  the  audited  consolidated  financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

3. LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital  deficit of $252,920 and an accumulated  deficit of $10,429,291 at
September 30, 2005, and recurring net losses since inception. The ability of the Company to continue to operate as a going  concern is primarily  dependent  upon the ability of the Company to raise the necessary  financing,  to effectively produce and market Brightec products at competitive prices, to establish profitable  operations and to generate positive operating cash flows. If the Company fails to raise funds,  or the Company is unable to generate  operating  profits and  positive  cash flows, there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management  believes that it will  continue to be  successful in raising the necessary  financing to fund the Company's  operations through the 2005 calendar year;  however,  there can be no assurances that such financing can be obtained.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

4. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

                                                  September 30, 2005            December 31, 2004
                                              --------------------------   -------------------------

                    Raw materials                          $  20,475                    $ 19,867
                    Work in process                           31,699                       7,181
                    Finished goods                             4,967                       4,300
                                              --------------------------   -------------------------
                                                           $  57,141                   $  31,348
                                              ==========================   =========================

5. INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of September 30, 2005 and December 31, 2004 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2004,  2003, 2002 and 2000. The tax return filed for 2001 will need to be amended. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

6. RELATED PARTY TRANSACTIONS
As of September 30, 2005 and December 31, 2004, a ten year note of $250,000 was receivable  from the
Company's president,  who is also a director and stockholder.  This note, due no later than December
31, 2011, bears interest at a fixed rate of 5.05% and is  full-recourse.  Interest is on the note is accrued quarterly and due annually. No interest payments on such note have been made to date. During the  three-month  and  nine-month  periods ended  September 30, 2005 and the year ended December 31,
2004, the Company recognized  interest income of $3,182,  $9,443 and $13,627,  respectively,  on the above note  receivable  and advances.  As of September  30, 2005 and December 31, 2004,  net accrued interest was receivable  from the president of $47,482 and $38,750,  respectively.  At September 30,
2005 and December 31, 2004,  the Company owed the president  $54,224 and $55,196,  respectively,  in connection  with  advances  made by him to the Company in prior years.  During the  three-month  and nine-month  periods ended September 30, 2005, he made advances to the Company of $5,500 and $43,000, respectively and the Company repaid $14,755 and $127,755,  respectively, of the outstanding advances due. During the nine-month period ended September 30, 2005, the Company's  president also personally assumed a portion of the long-term debt owed to a related party ($66,257) and an operating liability
($17,526).  The assumptions of the long-term debt and operating  liability have been credited to the president  as if he had  advanced  the Company the money.  All such  advances  bear  interest at the
Internal  Revenue Service short term "Applicable  Federal Rate,"  calculated and accrued monthly and amounted to $1,443 for the nine months ended  September 30, 2005. In December  2004, the principal stockholder  advanced the Company $9,000 on a non-interest  bearing basis. The advance was repaid in
January 2005.

Additional related party debt is described in Notes 7 and 9.

7. NOTES PAYABLE TO RELATED PARTY
In December  2002, the Company  borrowed  $50,000 from its largest  stockholder  under a convertible demand  promissory  note,  which bears interest at 8.00% and is payable in full on demand within one year. The principal,  if not paid within thirty days of the due date,  bears interest at the rate of
10.00%.  The note is convertible into that number of shares of the Company's common stock determined by dividing the unpaid principal amount,  together with all accrued but unpaid interest on the note, at the conversion date by $0.10, subject to certain adjustments.  At September 30, 2005 and December
31, 2004, $0 and $50,000,  respectively,  was outstanding under this note and accrued interest of $0 and $3,575, respectively, was due.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

7. NOTES PAYABLE TO RELATED PARTY - continued
In early 2003, the Company issued a second convertible demand promissory note to this stockholder to borrow up to an additional $55,000 with the same terms as the $50,000 note, except that the interest rate on the note is a fixed  8.00%.  At September  30, 2005 and  December 31, 2004,  $0 and $50,000,
respectively,  was outstanding under this note and accrued interest of $0 and $2,997,  respectively, was due.

8. COMMON STOCK NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
Under the Company's charter,  100,000,000 shares of common stock are authorized. As of September 30,
2005 and December 31, 2004, 100,000,000 shares of common stock were issued and outstanding. On April
6, 2005, the Company entered into an agreement with one of the Company's major shareholders allowing the Company to redeem  15,767,145  shares of common stock he held, in order to permit the Company to issue a like number of shares of common stock to other investors who held  subscriptions  for shares of common  stock.  On August 23, 2005,  the Company  entered  into an agreement  with another of the
Company's  shareholders  allowing the Company to redeem  583,334  shares of common stock he held, in order to permit the  Company to issue a like  number of shares of common  stock to an  investor  who partially  exercised  a warrant  to  purchase  shares  of common  stock.  Under the  agreement,  the shareholders are to receive no compensation for the redemption of their respective securities.  Upon the amendment of the Company's Articles of Incorporation,  the Company will reissue the exact number of shares redeemed from these shareholders for no consideration.

As of September 30, 2005, the Company has committed to issue an additional 23,153,099 shares. It is anticipated that a vote of the Company's stockholders to increase the number of shares of common stock authorized will occur early in 2006.

ISSUANCES OF COMMON STOCK
On August 23, 2005,  the Company  issued 583,334 shares of common stock to an investor who partially exercised a warrant to purchase shares of common stock with an aggregate purchase price of $ 70,000.

STOCK SUBSCRIBED
Stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at September 30, 2005.

As of June 30, 2005 and December 31, 2004,  3,335,000 and 10,107,145 shares,  respectively,  with an aggregate purchase price of $375,000 and $ 850,000, respectively, were subscribed but un-issued.

On August 30, 2005, the Company  received a stock  subscription for 500,000 shares with an aggregate purchase price of $60,000. These shares remain un-issued at September 30, 2005.

As a result of the above transactions, 3,835,000 shares with an aggregate purchase price of $435,000 are subscribed but unissued as of September 30, 2005.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at September 30, 2005.

As of June 30, 2005 and December 31, 2004,  1,890,000 and 3,210,000  shares,  respectively,  with an aggregate value of $328,000 and $467,000, respectively, were committed but unissued.

On August 22,  2005,  the Company  entered  into an  agreement  with a former  consultant,  to issue
1,000,000 shares of common stock,  valued at $0.075 per share, in satisfaction of indebtedness  owed by the Company to the former

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

8. COMMON STOCK NUMBER OF SHARES OF COMMON STOCK AUTHORIZED - continued

LIABILITY FOR SHARES TO BE ISSUED - continued
consultant for prior  services  rendered,  in the amount of $40,000 and to pay a "sign-on"  bonus of
$35,000 upon hiring the former consultant as an employee on August 22, 2005.

As a result of the above  transactions,  2,890,000  shares with an  aggregate  value of $403,000 are committed but un-issued as of September 30, 2005.

REDEMPTION OF SHARES
As of June 30, 2005 and December 31, 2004, the Company's president and a major stockholder agreed to allow the Company to redeem 15,844,765 and 77,620 shares, respectively, of their common stock for no consideration  in order to allow the Company to fulfill its  commitments  to issue shares to various investors, consultants and vendors.

On August 23, 2005, another shareholder,  and relative of the Company's  president,  agreed to allow the Company to redeem  583,334 shares of his common stock for no  consideration  in order to fulfill the Company's obligation under the partial exercise of a stock warrant by another  shareholder,  for the same amount of shares.

The Company  will use its best  efforts to increase  the number of  authorized  shares of its common stock as soon as reasonably  practicable and, upon such event, it will issue 16,428,099  replacement shares (adjusted for any recapitalization transactions) for no additional consideration.

9. LONG-TERM DEBT
As of September 30, 2005 and December 31, 2004, $88,825 and $166,491,  respectively, was outstanding in  connection  with an  agreement  entered  into in 2002 with the  mother-in-law  of the  Company's president. This agreement provides for the repayment of 2,000 Swiss francs of principal each January
1 and July 1, together with accrued interest on the unpaid balance payable  quarterly at the rate of
4.25% per annum.  The Company  recorded  interest  expense with respect to this  obligation  for the three-month and nine-month  periods ended September 30, 2005 and the year ended December 31, 2004 of
$1,955,  $4,611  and  $7,562,  respectively.  At each  balance  sheet date the  outstanding  debt is translated to U.S.  dollars and any required  adjustment is recorded in the  cumulative  translation adjustment account within the equity section of the balance sheet.

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                                         Twelve Months Ended                      Amount
                             --------------------------------------------  ---------------------
                                         September 30, 2006                      $    3,230
                                         September 30, 2007                           3,230
                                         September 30, 2008                           3,230
                                         September 30, 2009                           3,230
                                         September 30, 2010                           3,230
                                             Thereafter                              72,675
                                                                           ---------------------

                                                                                 $   88,825
                                                                           =====================

During the nine-month period ended September 30, 2005, the Company's president assumed $66,257 of the outstanding long-term debt. This amount was reclassified in the "Advances to related party"
account on the balance sheet.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                        Notes to Condensed Consolidated Financial Statements
                                             (Unaudited)

10. STOCK OPTIONS
There were no stock  options  granted to employees of the Company  during the fiscal  quarter  ended
September 30, 2005.

The  following  table  illustrates  the pro forma  effect on net loss and net loss per share for the three-month  and  nine-month  period (the only interim  period in which  employee stock options were granted) ended September 30, 2005 if the Company had applied the fair value  recognition  provisions of SFAS  No.123,  "Accounting  for  Stock-based  Compensation"  and SFAS No.  148,  "Accounting  for
Stock-based Compensation - Transition and Disclosure":

                                                             Three Months Ended          Nine Months Ended
                                                             September 30, 2005          September 30, 2005
                                                          --------------------------  -------------------------

Net loss for the period                                              $  114,623                    520,596

Less: Stock based compensation expense

determined under fair value based method for awards                           -                    336,000
                                                          --------------------------  -------------------------

Proforma net loss                                                    $  114,623                 $  856,596
                                                          ==========================  =========================
Basic and diluted net loss per share:
     As reported                                                     $    (0.00)                $    (0.01)
                                                          ==========================  =========================

     Proforma                                                        $    (0.00)                $    (0.01)
                                                          ==========================  =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following  discussion of the financial condition and results of operations of the Company should be read in  conjunction  with the  Condensed  Consolidated  Financial  Statements  and Notes thereto included  elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for
the year ended December 31, 2004.  This  Quarterly  Report on Form 10-QSB  contains  forward-looking statements  based on our current  expectations,  assumptions,  estimates and  projections  about the
Company and our industry. These forward-looking  statements are usually accompanied by words such as
"believes",  "anticipates",  "plans", "expects" and similar expressions.  Forward-looking statements involve  risks and  uncertainties  and our actual  results  may differ  materially  from the results anticipated  in these  forward-looking  statements  as a result of  certain  factors,  as more fully described in this section under the caption "Risk Factors".

CRITICAL ACCOUNTING POLICIES
Certain of the  Company's  accounting  policies  are  particularly  important to the  portrayal  and understanding  of its financial  position and results of operations  and require the  application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, the Company uses its judgment in making certain assumption and estimates.  The Company's critical accounting  policies,  which consist of revenue  recognition, account receivable  reserves and inventories,  are described in the Annual Report on Form 10-KSB for the year ended  December 31, 2004.  There have been no material  changes to the  Company's  critical accounting policies as of September 30, 2005.

RESULTS OF OPERATIONS

THREE  MONTHS AND NINE MONTHS ENDED  SEPTEMBER  30, 2005  COMPARED  WITH THREE MONTHS AND NINE MONTH
ENDED SEPTEMBER 30, 2004

REVENUES:
The Company's revenue,  net of returns,  allowances and discounts,  for the three-month period ended
September  2005, was $ 38,951  compared to $ 1,560 for the  comparable  three-months  of 2004.  This increase in revenue resulted from additional  commercial sales of the Company's luminescent product, which was sold to a major poster board and inkjet paper marketer that introduced a "Glow-in-the-Dark
Sign Kit" that includes two sheets of Brightec's  glow-in-the  dark paper in an 11"x14" poster board format and two "Inkjet  Glow in the Dark Photo  Quality  Paper Packs" one  including  five sheets of
Brightec  glow-in-dark  paper in an 4"x6" format and the second  including  three sheets of Brightec glow-in-dark  paper in an 8.5"x11" format.  The Company's  revenue,  net of returns,  allowances and discounts,  for the nine-months  ended September 30, 2005 was $123,309  compared to $219,741 for the comparable  nine-months of 2004. The decrease in revenues for the  nine-months  ended  September 30,
2005 is primarily due to the fact that in the comparable period of 2004 the Company had a major test market  program for its inkjet paper with an office  superstore  products  retailer and no such test market in the nine months ended September 30, 2005.

GROSS PROFIT:
The Company's  gross profit  percentage was 35.32% and 21.65% for the three- and nine-month  periods ended September 30, 2005, compared to a loss for the three-month period in fiscal 2004 and 8.52% for the  comparable  nine-month  period in fiscal  2004.  The  increase in the level of the gross profit margin was  primarily  due to  continued  improvement  in the  manufacturing  cost of the  Company's products and no additional  price reductions in the three- month period ended September 30, 2005. In order to continue to increase its gross profit  percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses increased by $55,919 for the three-months ended September 30, 2005 to $67,681 from $11,762 for the  comparable  three-months  of 2004 and  increased by $41,558 for the nine-months  ended  September 30, 2005 to $147,936 from $106,378 for the  comparable  nine-months of
2004. The increase in research and  development  expenses for the  three-months  ended September 30,
2005 was primarily due to non-cash  charges of $35,000 relating to commitment to issue shares of the
Company's  common stock related to a signing bonus for the hiring in the second quarter of 2005 of a former consultant as a full time employee to oversee  the Company's research  and  development.  The

RESEARCH AND DEVELOPMENT EXPENSES - continued
increase  in  research  and  development  expenses  in the third  quarter of 2005 was also due to an increase in the number of manufacturing trial runs.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses decreased by $69,635 for the three-months ended September 30, 2005 to
$7,334 from  $76,969 for the  comparable  three-months  of 2004 and  decreased  by $327,746  for the nine-months  ended  September 30, 2005 to $44,857 from $372,603 for the  comparable  nine-months  of
2004. The decrease in selling and marketing expenses was primarily due to a decrease in professional fees and consulting  services,  which consisted primarily of terminating the services of a marketing consultant,  a marketing and corporate  branding  consultant and a public relation firm. Selling and marketing  expenses  included no non-cash  charges  relating to  commitments  to issue shares of the
Company's common stock in exchange for consulting  services for the three-months ended September 30,
2005,  compared to $45,000 of such  charges for the  comparable  three-months  of 2004 and  included non-cash  charges  relating to commitments to issue shares of the Company's common stock in exchange for  consulting  services of $30,000 for the  nine-months  ended  September  30,  2005,  compared to
$189,000 of such charges for the comparable nine-months of 2004.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer,  and payments for rent and consultants,  as well as legal and accounting fees.  General and administrative  expenses  decreased  by $65,019 for the  three-months  ended  September  30, 2005 to
$55,275  from  $120,294 for the  comparable  three-months  of 2004 and  decreased by $87,360 for the nine-months  ended  September 30, 2005 to $356,723 from $444,083 for the  comparable  nine-months of
2004. The decrease in the third quarter of 2005 from the comparable period in 2004 was primarily due to a decrease in professional  fees and the overall decrease for the nine-months ended September 30,
2005 from the  comparable  period in 2004 was  primarily  due to a decrease in  consulting  fees and accounting fees.

OTHER INCOME (EXPENSE):
For the three-months ended September 30, 2005 and 2004, interest expense, net of interest income was
($2,167) and $514,  respectively.  For the nine-months  ended September 30, 2005 and 2004,  interest expense, net of interest income was ($2,348) and $3,179, respectively. Interest expense and interest income are dependent on the level of loans due to and from affiliates  parties.  For the nine-months ended  September  30,  2005,  Other  Income  (Expense)  also  includes  $129 from  foreign  currency translation losses relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest  obligation on long-term debt versus the amount accrued,  in U.S. dollars,  when the interest was due.

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2005:
Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its common stock,  warrants to purchase  shares of the Company's  common stock and debt securities.  The Company has generated,  from inception through  September 30, 2005,  cumulative net cash proceeds from the sale of its equity of approximately  $4.8 million.  The Company's net working capital deficit at September 30, 2005 was $252,920 compared to a deficit of $703,841 at December 31,
2004. The Company's  authorized  capital stock consists of  100,000,000  shares of common stock,  of which  100,000,000  were issued and outstanding at September 30, 2005. As of September 30, 2005, the
Company had also made commitments to issue an additional  23,153,099 shares of common stock, none of which the Company can issue. The 23,153,099  additional shares of common stock can be issued at such time as the Company is able to increase the number of  authorized  shares of its common  stock.  The number of  shares  committed  excludes  shares of common  stock to be issued  upon the  exercise  of outstanding options and warrants. Amounts received for these additional committed shares, which were purchased for cash are reflected in the Company's financial statements as stock subscribed.  Amounts received for these  additional  committed  shares that are to be issued in exchange  for  consulting services or in exchange for  settlement  of  obligations  owed by the Company,  are reflected in the
Company's financial statements as liability for shares to be issued. In December 2004, the Company's
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
to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company.  In August 2005,  another  shareholder agreed to allow the Company to redeem 583,334 shares of his  common  stock for no  consideration  in order to allow the  Company  to  fulfill  its obligation under the partial exercise of an outstanding stock warrant by another  shareholder.  Upon the  increase  in the  number of  authorized  shares of its common  stock,  the  Company  will issue
16,428,099  replacement shares (adjusted for any  re-capitalization  transactions) for no additional consideration.

Cash and cash  equivalents  increased to $13,504 at  September  30, 2005 from $4,310 at December 31,
2004.  Net cash used for  operating  activities  for the  nine-months  ended  September 30, 2005 was
$717,529. Net cash provided by financing activities for the nine-months ended September 30, 2005 was
$719,815.

The net cash provided was the result of cash received of $917,000 from the sale and  subscription of common stock and the exercise of warrants,  net of principal  payments on long-term  debt  ($3,430), principal  payments on a note payable to a related party  ($100,000) and re-payment of advances to a related party ($ 93,755) of $197,185.

ABILITY TO CONTINUE AS A GOING CONCERN:

At September 30, 2005,  the Company has generated  minimal  revenues  from  commercial  sales of the
Company's  products.  To date,  the  Company's  operations  have  generated  accumulated  losses  of
$10,429,291.  At September 30, 2005, the Company's current  liabilities exceed its current assets by
$252,920.  The Company's  ability to remedy this condition is uncertain due to the Company's current financial  condition.  These  conditions  raise  substantial  doubt about the  Company's  ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal  stockholders or by raising  additional debt or equity  securities as described below.
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

CREDIT AVAILABILITY:
The Company had no line-of-credit facilities as of September 30, 2005.

COMMITMENTS:
The Company had no material capital expenditure commitments as of September 30, 2005.

EFFECTS OF INFLATION:
Management  believes that financial  results have not been  significantly  impacted by inflation and price changes.

                                            RISK FACTORS

THE COMPANY HAS A LIMITED  OPERATING  HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS  POTENTIAL FOR
FUTURE SUCCESS. The Company has had seven commercial sales of its Luminescent Products aggregating a total of approximately $388,000.  Therefore, there is limited historical financial information about the Company upon which to base an  evaluation  of the  Company's  performance  or to make a decision regarding an  investment  in shares of the  Company's  common  stock.  The Company has  generated an accumulated  deficit of  approximately  $10.43  million  through  September 30, 2005.  To date,  the
Company's  operations have largely been limited to its effort to develop the  manufacturing  process for its Luminescent Product.  Sales of the Company's products may fail to achieve significant levels of market acceptance.  The Company's business will be subject to all the problems,  expenses, delays and risks inherent in the  establishment of an early stage business  enterprise,  including  limited capital,  delays in product  development,  manufacturing,  costs  overruns,  price  increases in raw materials and unforeseen difficulties in manufacturing,  uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may  encounter  unforeseen  difficulties  that may deplete its limited  capital more rapidly than anticipated.

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

THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.  As of September 30, 2005,
the Company had only three full-time  employees and several part-time  consultants.  The Company has not had sufficient  resources to hire additional  employees and the Company's continued inability to hire additional  employees will have a material adverse effect on the Company's  ability to carry on and expand its business operations.

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

RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT DILUTION TO OTHER
HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.
As of  September  30,  2005,  warrants  and options to acquire a total of  28,979,577  shares of the
Company's common stock were  outstanding.  As of such date, the Company had also made commitments to issue an  additional  23,153,099  shares of common stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's authorized common stock, which require the approval of the Company's stockholders.  The existence of such stock options,  warrants, and commitments  could adversely  affect the price at which shares of the Company's common stock may be sold or the  ability  of the  market to absorb  such  additional  shares of common  stock if such investors  decide to sell such  shares  and the terms on which the  Company  can  obtain  additional financing.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following  discussion  of the Company's  market risk  includes  forward-looking  statements that involve risk and  uncertainties.  Actual results could differ materially from those projected in the forward-looking  statements.  Market  risk  represents  the risk of changes in value of a  financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.

As of September 30, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity  instruments for which fair value  disclosure  would be required under
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments". Our investments are primarily cash in  financial  institutions  and  short-term  money  market  accounts  that are  carried on the
Company's books at cost.

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

No changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f)
under the Exchange Act) occurred during the three-month and nine-month periods ended September 30,
2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There are no material legal  proceedings  pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following equity  transactions  occurred during the period August 22, 2005 to September 30, 2005 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On August 22, 2005, the Company agreed to issue 1,000,000  shares of common stock, at an agreed upon value of $0.075 per share,  to Louis Kronfeld,  in satisfaction in indebtedness  owed by the Company for consulting  services  rendered in 2004 in the amount of $40,000 and to pay for his signing bonus of $35,000 upon his hiring by the Company as an employee in the second quarter of 2005.

On August 22, 2005,  Jeffrey Stern Revocable Trust exercised  warrants to purchase 583,334 shares of the Company's common stock for an aggregate exercise price of $70,000.

On August 30,  2005,  the Company  sold  500,000  shares of common stock to John Dolan at a purchase price of $0.12 per share for an aggregate of $60,000.

On August 22,  2005,  the Company  entered  into an  agreement  with  Francois  Planche,  one of the
Company's  shareholders,  allowing the Company to borrow  583,334 shares of common stock he held, in order to issue  shares of common  stock to other an  investor  that  exercised a warrant to purchase shares of common stock,  which could not be issued since the Company had sold the maximum  number of shares of common  stock  authorized  under it Article of  Incorporation.  Under the  agreement,  Mr.
Planche is to receive no compensation  for the redemption of his  securities.  Upon the amendment of the  Company's  Articles of  Incorporation,  the  Company  will  reissue the exact  number of shares borrowed from Mr. Planche.

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

                                                          ADVANCED LUMITECH, INC.
Date: November 14, 2005                                   By:  /s/ Patrick Planche
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

                                                 E-1

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

Date:       November 14, 2005                /s/Patrick Planche
                                             -------------------------------------------------------
                                             Patrick Planche, President, Chief Executive
                                             Officer, Treasurer and Chief Financial Officer

                                                 E-2

                                                                                          Exhibit 32

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-QSB
for the  quarterly  period ended  September  30,  2005,  as filed with the  Securities  and Exchange
Commission  on the date hereof (the  "Report'),  I,  Patrick  Planche,  President,  Chief  Executive
Officer,  Treasurer  and Chief  Financial  Officer of the  Company,  certify,  pursuant to 18 U.S.C.
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

/s/ Patrick Planche
--------------------------------------------
Patrick Planche, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
November 14, 2005