Form 10KSB
period 2005-12-31
ADVANCED LUMITECH INC
filed 2006-06-08
CIK 894537

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

                             For the fiscal year ended December 31, 2005

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission File Number:    033-55254-27
                                                       -------------------
                                       ADVANCED LUMITECH, INC.
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

                                           (508) 647-9710
                                     ---------------------------
                                     (Issuer's telephone number)

                Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value                                                  None
-----------------------------                                                  ----
      (Title of class)                                   (Name of Each Exchange on Which Registered)

              Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the securities Act. [ ] Yes [X] No

Indicate by check mark if the  Company is not  required  to file  reports  pursuant to Section 13 or
Section 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the Company (1) filed all reports  required to be filed by Section 13 or 15(d) of the  Exchange Act during the  preceding  12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if there is no  disclosure  of  delinquent  filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the
Exchange Act).  [ ] Yes     [X] No

====================================================================================================

====================================================================================================

The Company's revenues for the fiscal year ended December 31, 2005 were $132,458.

The aggregate market value of the voting stock held by  non-affiliates of the Company (assuming that all  executive  officers,  directors  and 10%  shareholders  known to the Company  are  affiliates), computed  by  reference  to the  average  of the  high  and  low  sales  price  as  reported  on the
Over-the-Counter  Bulletin  Board "Pink Sheets" of the National  Association  of Securities  Dealers
("NASD") was approximately $4,799,000 as of March 31, 2006.

The Company had 100,000,000  shares of Common Stock,  $.001 par value,  issued and outstanding as of
March 31, 2006.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

====================================================================================================

                                                -2-

____________________________________________________________________________________________________

                                       ADVANCED LUMITECH, INC.
                                             FORM 10-KSB
                                          Table of Contents

                                                                                              PAGE NO.

PART I

Item 1                 Description of Business.                                                   5

Item 2                 Description of Property.                                                   9

Item 3                 Legal Proceedings                                                          9

Item 4                 Submission of Matters to a Vote of Security Holders.                      10

PART II

Item 5                 Market for Common Equity, Related Stockholder Matters and Small           10

                       Business Issuer Purchases of Equity Securities.

Item 6                 Management's Discussion and Analysis or Plan of Operation.                13

Item 7                 Financial Statements.                                                     20

Item 8                 Changes In and Disagreements With Accountants on Accounting and           21
                       Financial Disclosure.

Item 8A                Controls and Procedures.                                                  21

Item 8B                Other Information                                                         21

PART III

Item 9                 Directors and Executive Officers of Registrant; Compliance with           21
                       Section 16(a) of the Exchange Act.

Item 10                Executive Compensation.                                                   23

Item 11                Security Ownership of Certain Beneficial Owners and Management and        24
                       Related Stockholder Matters.

Item 12                Certain Relationships and Related Transactions.                           26

Item 13                Exhibits.                                                                 27

Item 14                Principal Accountant Fees and Services.                                   29

SIGNATURES                                                                                       30

EXHIBIT INDEX                                                                                    31

EXHIBITS                                                                                   E-1 - E-2

FINANCIAL STATEMENTS                                                                       F-1 - F-19

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

                                               PART I

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

The  acquisition  of Brightec SA was treated as a reverse  acquisition of the Company by Brightec SA for  accounting  purposes.  However,  the  Company  was the legal  acquirer  and,  accordingly,  the acquisition was effected by the issuance of 4,000,000  shares of Common Stock,  $0.001 par value, of the  Company.  As a result of this  transaction,  the  shareholders  of Brightec SA became  majority shareholders  of the Company,  owning 80% of the Company's  then issued  5,000,000  shares of Common
Stock. On August 14, 1998, the Company's  Board of Directors  authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech,  Inc. and authorized a five-for-one split of the
Company's then issued Common Stock,  increasing the Company's issued and outstanding Common Stock to
25,000,000 shares. The Company is authorized to issue 100,000,000 shares of Common Stock.

In late 1999, the Company relocated its headquarters,  operations and management to the metropolitan
Boston,  Massachusetts area because it believed the United States would offer the largest market for its  products.  During  fiscal years 2000,  2001 and 2002,  the Company had limited  operations  and limited  resources and had incurred  substantial  payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating  primarily to research and product  development costs and patent prosecution and maintenance  expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating  and settling the Company's  obligations owed to its major creditors in exchange for cash and shares of the Company's  Common Stock. In the second fiscal quarter  of  2002,  the  Company  engaged  a  consultant  to  assist  with  the  development  of the manufacturing process for the Company's  Luminescent Product.  During the first quarter of 2003, the
Company was able to demonstrate the commercial  feasibility of manufacturing its Luminescent Product relying on  third-party  subcontract  manufacturers.  In October  2003,  the Company  made its first commercial  sale of its  Luminescent  Product,  which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its  Luminescent  Product offered in the form of inkjet paper  ("Brightec  Inkjet Paper") to a major office superstore  products retailer that was test marketed in approximately 600 stores  nationwide, which  commenced in February  2004 and ended on July 1, 2004. In 2005,  the Company made  additional commercial sales of the Company's  Luminescent  Product,  which was sold to a major poster board and inkjet paper distributor that introduced a "Glow-in-the-Dark  Sign Kit" to a major office superstore and to a mass-market retailer and two Brightec Inkjet Paper packs to a major computer retailer.

The Company operates from leased office space located at 8C Pleasant Street, South Natick, MA 01760, telephone number (508) 647-9710.  As of December 31, 2005, the Company had three full-time employees and  engaged  several  consultants  to provide  specialized  services  and  support  for finance and accounting, research and development, marketing, business development and public relations.

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

1, 2004. In 2005, the Company made additional commercial sales of the Company's Luminescent Product,
which  was  sold  to  a  major  poster  board  and  inkjet  paper   distributor  that  introduced  a
"Glow-in-the-Dark  Sign Kit" to a major  office  superstore  and to a  mass-market  retailer and two
Brightec Inkjet Paper packs to a major computer retailer.  Although the value of the Company's first orders  during  the last  three  fiscal  years  were  less  than  $60,000,  $200,000  and  $130,000, respectively, the Company believes they were important milestones in demonstrating its manufacturing ability, commercial and retail application for the Company's product and bringing visibility to both its product and the Company.  Following those initial sales and market test, the Company was able to demonstrate the interest of retail and commercial  customers for its Luminescent  Product,  while at the same time  focusing the  Company's  attention  on the price of its  products  which needed to be significantly reduced to compete favorably with other specialty media available in the marketplace.

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

As of February 2001, the Company ceased all research and development  activities  because of lack of funds. No additional research and development  occurred until early 2002, when,  following a capital infusion  from a private  investor,  the  Company was able to shift its  development  efforts to the
United  States.  During  the last three  quarters  of 2002 and  during  all of 2003,  the  Company's principal  development  efforts were directed toward  establishing  the ability to have  luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for its products.  During 2005 and 2004,  the  Company's  principal  development  efforts were directed  toward  reducing  production  costs for its  products.  During 2005 and 2004,  the Company incurred research and development expenses of $119,218 and $147,891, respectively.

Continued  research and  development  activities  by the Company are  dependent  upon the  Company's successful raising of financing,  as described in "Management's  Discussion and Analysis - Liquidity
and Capital Resources". See also Part II, Item 6, "Risk Factors".

MANUFACTURING

By December 31, 2003, the Company had demonstrated  its ability to manufacture a commercial  product using third-party  manufacturers.  The Company acquires its luminescent  pigment raw material from a third-party  supplier,  which is converted to a coating  resin by a  third-party  manufacturer.  The coating is then  applied  by a  third-party  coater to a plastic  film and  ultimately  shipped to a converter for sizing. All raw materials and manufacturing services currently required by the Company are contracted on a purchase order basis.

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

PATENTS AND TRADEMARKS

The Company's wholly owned subsidiary,  Brightec SA, is the owner of all patents and trademarks used by the Company in the operation of its business.  Brightec SA received its initial  patent in France in August 1997. Brightec SA's base patent covers an optical filter process that is applicable to all types  of  luminescent  prints  (photographic,  textile  and  decoration),  as well as the  products resulting from the  implementation of this process. A European procedure patent has also been issued providing coverage in fourteen principal countries as well as China, Mexico and Poland.

A United States patent covering  Brightec SA's initial claim relating to its proprietary  technology was issued in September 2003. Under United States patent conventions governing filings with multiple claims, Brightec SA has filed a separate patent extension application covering its second claim that was issued in April 2005 and has filed an additional patent extension application covering its third claim.

Brightec  SA's initial  base patent  application  has been issued in a total of 22 countries  and is pending in Brazil,  Canada, and Japan. All issued patents,  with the exception of Poland,  expire in
2016.

Brightec SA has registered  its  "Brightec" and "Be Brilliant"  trademarks in more than 20 countries worldwide and intends to register other trademarks as they are introduced.

The Company also relies on trade secrets and technical  know-how in the  development and manufacture of its products,  which it seeks to protect,  in part, through  confidentiality  agreements with its employees, consultants, sub-contractors, and other parties.

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

COMPETITION

The Company is not aware of any competing "luminescent" product that offers the same features as the
Company's Luminescent Product. Typical "glow-in-the-dark" offerings are based on earlier generation, zinc  sulfide  pigments  that have an initial,  strongly  visible glow lasting less than an hour and almost no afterglow.  These  products have limited  applicability  in the kinds of graphic  printing applications  for which Brightec  products are designed.  The Company does not know of any available
"glow in the dark" paper that provides a printable surface,  which is suitable for producing graphic quality images.

Brightec films are based on strontium  aluminate pigments,  which have an initial,  strongly visible glow of three to five hours and an after-glow,  which remains visible overnight, for eight to twelve hours. The Company's patented  technology  improves the quality of the emitted light for purposes of enhancing a printed  image,  and its  coatings  may be applied to  printable  surfaces  suitable for graphic quality printing, which differentiates the Company's films from the competition.

There are numerous competing films and papers that are not luminescent,  but that are widely used in advertising,  promotional  enhancement,  product  enhancement,  packaging  applications  and  inkjet applications of the type the Company will be targeting.  Many of these non-luminescent solutions are much less expensive than the Company's  offering.  Typical paper cardstock and other commodity print media are available  costing fractions of a cent per square inch, or in industry terms, less than $1 per "thousand square inches" (`MSI') and are approximately 1/7 as expensive as Brightec films.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars,  two specialty media,  designed to enhance existing or new  applications.  These products  are  believed to sell for 20% to 30% below the  expected  initial  offering  price for the
Company's Luminescent Product. For high volume, more cost conscious applications, zinc sulfide based
"glow-in-the-dark"  products,  or overprinted prismatic films such as prismatic and glitter gratings will be important  alternatives to the Company's  products.  These are typically  offered at prices, which are believed to be 40% to 60% below the expected pricing for the Company's products.

Existing companies currently offer competing films and papers at established price levels, which are likely to  materially  influence  Brightec  product  pricing.  Many of these  existing  products are manufactured  using  processes and  technologies  supported by companies,  which have  significantly greater  resources than the Company and have been  established and known in the specialty and inkjet paper field for a number of years. See Part II, Item 6, "Risk Factors".

As in any technology  industry,  there may be numerous new technologies under development in imaging laboratories or by individual  inventors,  which  technologies  may render the Company's  technology obsolete.  The Company is not aware of any such competing  technology under development or which has been developed.

REGULATION

There are no governmental  regulations that have a material impact on the operation of the Company's business.

EMPLOYEES

During the period  from  January 1, 2005 to December  31,  2005,  the  Company  had three  full-time employees,  no part-time employees and engaged several  consultants to provide specialized  services and support for finance and accounting,  research and development,  marketing,  business development and public relations.

Item 2.   PROPERTIES

At December 31, 2005, the Company leased corporate office space at 8C Pleasant Street, South Natick,
Massachusetts  under an operating  lease with an original  lease term of eighteen  (18) months which expired in August 2005,  and which  continues on a  month-to-month  basis through  August 2006, at a monthly rent of $2,041.67 or $24,500 per year,  plus an  additional  amount equal to the increase in real estate taxes on such facilities above the base period.

Item 3.   LEGAL PROCEEDINGS

There are no material legal  proceedings  pending to which the Company is a party or to which any of its properties are subject.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None
                                                              ---------

                                               PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
        EQUITY SECURITIES

COMMITMENTS TO ISSUE ADDITIONAL SECURITIES

At December 31, 2005, the Company's  authorized  capital stock  consisted of  100,000,000  shares of
Common Stock, $.001 par value, of which 100,000,000 shares were issued and outstanding. The Company, as of such date, had also made commitments to issue an additional  23,153,099 shares of Common Stock at such time as the Company is able to increase the number of shares of its authorized  Common Stock excluding shares of Common Stock issuable upon the exercise of outstanding options and warrants.

DIVIDENDS

The Company has never paid cash  dividends  on its Common  Stock and does not intend to do so in the foreseeable  future.  The Company  currently  intends to retain its earnings for the  operation  and expansion of its business.  The  Company's  continued  need to retain  earnings for  operations  and expansion is likely to limit the Company's ability to pay future cash dividends.

MARKET INFORMATION

The Company's  Common Stock is currently quoted on the National  Association of Securities  Dealers,
Inc.  Over-the-Counter  Bulletin Board "Pink Sheets" under the symbol  ADLU.PK.  The following table lists the high and low sales prices for the Company's  Common Stock for the periods  indicated.  The prices represent  quotations  between dealers without adjustment for retail markups,  markdowns,  or commissions and may not represent actual transactions.

                               2004             2005
                               ----             ----
                           High    Low       High   Low
First Quarter             $1.85  $0.35      $0.24  $0.11
Second Quarter            $0.51  $0.14      $0.23  $0.08
Third Quarter             $0.25  $0.04      $0.14  $0.07
Fourth Quarter            $0.48  $0.06      $0.13  $0.03

The shares of Common Stock are subject to various  governmental or regulatory body rules,  including the Securities Act of 1933 and regulations  there under,  the Securities Act of 1934 and regulations there under, and rules promulgated by NASD, which may affect the liquidity of the shares.

HOLDERS

There were  approximately  708 holders of record of the Company's Common Stock as of March 31, 2006.
On March 31,  2006,  the  reported  last sale price of the  Common  Stock on the OTCBB was $0.05 per share.

SALES OF UNREGISTERED SECURITIES

The following  securities  were sold by the Company  during the period  January 1, 2005 to March 31,
2006 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

On April 6, 2005, the Company issued  1,000,000  shares of Common Stock, at an agreed-upon  value of
$0.075 per share, to Harry Schult in exchange for consulting  services of $75,000 provided from late
2004 to July 2005.  In  addition,  Harry  Schult  received a stock  option in  connection  with such consulting  services to purchase an additional  500,000 shares of Common Stock, at an exercise price of $0.001  per share for a period of ten  years,  but  vesting  only upon a change of control of the
Company.

On April 6, 2005, the Company entered into an agreement with David Geffen, a director of the Company and its principal  shareholder,  pursuant to which the Company redeemed  15,767,145 shares of Common
Stock owned of record by Mr.  Geffen,  in order to allow the Company to issue shares of Common Stock to investors  that held  subscriptions  for shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of
Incorporation.  Under the agreement,  Mr. Geffen received no consideration for the redemption of his securities.  Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued  shares of Common Stock,  the Company has agreed to issue  15,767,145  shares of Common
Stock to Mr. Geffen for no additional consideration.

On April 20, 2005, the Company entered into an agreement with Luminescent Europe Technologies,  b.v.
("LET b.v."),  a stockholder  of the Company,  pursuant to which the Company agreed to issue 100,000 shares of Common Stock to LET b.v.,  valued at $0.20 per share, in satisfaction of indebtedness owed by the Company to LET b.v. in the amount of $20,000.

On April 28, 2005,  the Company  issued a warrant to the Jeffrey Stern  Revocable  Trust to purchase
3,600,000  shares of Common Stock at an exercise  price of $0.12 per share,  or  aggregate  purchase price of $432,000,  in exchange for the exercise by the Jeffrey  Stern  Revocable  Trust of existing warrants to purchase 3,335,000 shares of Common Stock with an aggregate exercise price of $375,000.

On August 22, 2005, the Company agreed to issue 1,000,000  shares of Common Stock, at an agreed upon value of $0.075 per share, to Louis Kronfeld, in satisfaction of indebtedness owed by the Company to
Mr. Kronfeld for consulting  services  rendered in 2004 in the amount of $40,000 and in payment of a signing bonus of $35,000  payable upon his  employment by the Company as a full time employee in the second quarter of 2005.

On August 22, 2005,  Jeffrey Stern Revocable Trust exercised  warrants to purchase 583,334 shares of the Company's Common Stock for an aggregate exercise price of $70,000 or $0.12 per share.

On August 22, 2005, the Company entered into an agreement with Francois  Planche,  a former director and a shareholder of the Company,  pursuant to which the Company  redeemed  583,334 shares of Common
Stock owned of record by Mr. Planche,  in order to allow the Company to issue shares of Common Stock to  investors  that had  exercised a warrant to purchase  shares of Common  Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock  authorized under its Articles of  Incorporation.  Under the agreement,  Mr. Planche received no consideration for the redemption  of his  securities.  Upon the  amendment  of the  Company's  Articles  of  Incorporation increasing  its  authorized  but unissued  shares of Common  Stock,  the Company has agreed to issue
583,334 shares of Common Stock to Mr. Planche for no additional consideration.

On August 30,  2005,  the Company  sold  500,000  shares of Common Stock to John Dolan at a purchase price of $0.12 per share for an aggregate purchase price of $60,000.

On December 20, 2005,  the Company  entered into an agreement  with David Geffen,  a director of the
Company and its principal  shareholder,  pursuant to which the Company  redeemed  500,000  shares of
Common Stock owned of record by Mr. Geffen,  in order to allow the Company to issue shares of Common
Stock to an investor  that held  subscriptions  for shares of Common Stock which could not be issued because the Company had issued the maximum  number of shares of Common  Stock  authorized  under its
Articles of  Incorporation.  Under the  agreement,  Mr.  Geffen  received no  consideration  for the redemption  of his  securities.  Upon the  amendment  of the  Company's  Articles  of  Incorporation increasing  its  authorized  but unissued  shares of Common  Stock,  the Company has agreed to issue
500,000 shares of Common Stock to Mr. Geffen for no additional consideration.

On January 27, 2006,  Jeffrey Stern Revocable Trust exercised warrants to purchase 195,834 shares of the Company's  Common Stock for an aggregate  exercise  price of $23,500 or $0.12 per share.  On the same date,  the  Company  granted a warrant to  purchase  2,000,000  shares of Common  Stock,  at an exercise price of $0.12 per share,  expiring on January 26, 2009 to Jeffrey Stern Revocable Trust in
exchange for the exercise of the warrant to purchase 195,834 shares of Common Stock described above.

On January 27, 2006, the Company entered into an agreement with Francois Planche,  a former director and a shareholder of the Company,  pursuant to which the Company  redeemed  195,834 shares of Common
Stock owned of record by Mr. Planche,  in order to allow the Company to issue shares of Common Stock to an investor  that had  exercised a warrant to purchase  shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock  authorized under its Articles of  Incorporation.  Under the agreement,  Mr. Planche received no consideration for the redemption  of his  securities.  Upon the  amendment  of the  Company's  Articles  of  Incorporation increasing  its  authorized  but unissued  shares of Common  Stock,  the Company has agreed to issue
195,834 shares of Common Stock to Mr. Planche for no additional consideration.

On February 17, 2006, the Company entered into an agreement to sell 83,334 shares of Common Stock to
Mario Di Rienzo at a purchase price of $0.12 per share for an aggregate purchase price of $10,000.

On March 10, 2006,  the Company  entered into an agreement to sell 291,667 shares of Common Stock to
Elaine Z. Suzanne Stern  Irrevocable  Trust at a purchase  price of $0.12 per share for an aggregate purchase price of $35,000.

On March 19, 2006,  the Company  entered into an agreement to sell 416,667 shares of Common Stock to
Andrew  Peter  Selwyn at a  purchase  price of $0.12 per share for an  aggregate  purchase  price of
$50,000 and a warrant to purchase  416,667 shares of Common Stock, at an exercise price of $0.12 per share, expiring on March 18, 2007.

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
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE ACTUAL  RESULTS TO DIFFER FROM THOSE  ANTICIPATED IS DETAILED BELOW UNDER "RISK FACTORS"
AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND  EXCHANGE
COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

OVERVIEW
Advanced Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments absorb and reemit visible light producing a "glow" which accounts for the common  terminology  "glow in the dark." The Company's  Luminescent  Product will be sold primarily as a printable  luminescent film designed to add  luminescence  to existing or new products.  The Company  manufactures  through third-party  manufacturers,  markets and sells  graphic  quality  printable  luminescent  films (the
"Luminescent  Product").  These films are based on the Company's proprietary and patented technology that enables prints to be of photographic  quality by day and  luminescent  under low light or night conditions.  The Company expects that its Luminescent Product will be available for sale in a number of versions  appropriate for commonly used commercial and personal  printing  technology,  including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies.
The Company expects to offer its products in sheets and rolls.

In late 1999, the Company relocated its headquarters,  operations and management to the metropolitan
Boston,  Massachusetts area because it believed the United States would offer the largest market for its  products.  During  fiscal years 2000,  2001 and 2002,  the Company had limited  operations  and limited  resources and had incurred  substantial  payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating  primarily to research and product  development costs and patent prosecution and maintenance  expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating  and settling the Company's  obligations owed to its major creditors in exchange for cash and shares of the Company's  Common Stock. In the second fiscal quarter  of  2002,  the  Company  engaged  a  consultant  to  assist  with  the  development  of the manufacturing process for the Company's  Luminescent Product.  During the first quarter of 2003, the
Company was able to demonstrate the commercial  feasibility of manufacturing its Luminescent Product relying on  third-party  subcontract  manufacturers.  In October  2003,  the Company  made its first commercial  sale of its  Luminescent  Product,  which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its  Luminescent  Product offered in the form of inkjet paper  ("Brightec  Inkjet Paper") to a major office superstore  products retailer that was test marketed in approximately 600 stores  nationwide, which  commenced in February  2004 and ended on July 1, 2004. In 2005,  the Company made  additional commercial  sales of the  Company's  Luminescent  Product to a major  poster  board and inkjet paper distributor.  Additional  sales and marketing  activities are dependent on the Company's  ability to successfully  raise  additional  capital,  as described in  "Management's  Discussion and Analysis -
Liquidity and Capital Resources". See also Part II, Item 6, "Risk Factors".

GOING CONCERN CONSIDERATION

Investors in the Company should take into account that the Company has a working  capital deficit of approximately $566,000 and an accumulated deficit of approximately $10,652,000 at December 31, 2005, and recurring net losses since inception.  The future viability of the Company is dependent upon the
Company's ability to obtain  additional  financing and achieve  profitability in future  operations.
These  circumstances  raise  substantial  doubt about the  Company's  ability to continue as a going concern.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company has very few  customers  in a limited  number of industry  segments  and,  therefore,  a downturn in any one segment or with respect to the  operations  of any one customer  could result in higher than  expected  customer  defaults,  which would  result in the need to revise the  Company's allowance for doubtful accounts.  As of December 31, 2005, the Company had one outstanding  customer account receivable that was collected in January 2006.  Therefore,  the Company has not provided any allowance for doubtful accounts as of December 31, 2005.

ALLOWANCE FOR SALES RETURNS

Since the Company relies on a single product and has had limited product sales to date, there can be no assurance that its product will be commercially  accepted in the marketplace,  which could result in the Company being required to accept product returns.

INVENTORIES

The Company is in the early  stages of  developing  its  manufacturing  processes,  with the goal of improving  quality  and  reducing  production  costs.  Inventories  are  periodically  reviewed  for obsolescence and for lower of cost or market  adjustments.  Any such adjustments result in the write down of inventories.

INCOME TAXES

The  Company has a history of  recurring  losses.  These  losses,  while not having been  determined because the Company does not have the required  information,  could  generate  sizeable  federal and foreign net operating loss ("NOL")  carryforwards as of December 31, 2005. The Company has not filed its federal and state corporate income tax returns for 2004, 2003, 2002 and 2000 and the tax returns filed for 2001 will need to be amended.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004),  "Share-Based Payment," a revision of
SFAS No.  123,  "Accounting  for  Stock-Based  Compensation"  which  supersedes  APB Opinion No. 25,
"Accounting  for Stock  Issued to  Employees"  and amends SFAS No. 95,  "Statement  of Cash  Flows."
Generally,  the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R)
requires all share-based  payments to employees,  including grants of employee stock options,  to be recognized in the income statement based on their fair values at the date of grant.  After adoption, pro forma  disclosure  is no longer an  alternative.  SFAS  123(R)  must be adopted in fiscal  years beginning after June 15, 2005. The Company is evaluating the alternative  under the standard,  which it is required to adopt in the first quarter of 2006.

In March  2005,  the SEC issued  Staff  Accounting  Bulletin  107 (SAB 107) to assist  preparers  by simplifying some of the  implementation  challenges of SFAS 123(R). In particular,  SAB 107 provides supplemental  implementation  guidance on SFAS  123(R),  including  guidance on  valuation  methods, classification of compensation expense,  inventory  capitalization of share-based compensation cost, income tax effects,  disclosures in Management Discussion and Analysis and several other issues. The
Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In May 2005,  the FASB issued  SFAS No.  154,  "Accounting  Changes  and Error  Corrections,"  which replaces APB Opinion No. 20, "Accounting  Changes" and SFAS No. 3, "Reporting  Accounting Changes in
Interim  Financial  Statements," and requires  retrospective  application to prior periods financial statements for changes in accounting principles,  unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change  would be  limited to the  direct  effects  of the  change,  and  indirect  effects  would be recognized in the period of the  accounting  change.  The Company is  evaluating  the impact of this standard, which the Company will adopt effective January 1, 2006.

In  February  2006,  the  FASB  issued  SFAS No.  155,  "Accounting  for  Certain  Hybrid  Financial
Instruments",  an amendment of SFAS No. 133,  "Accounting  for  Derivative  Instruments  and Hedging
Activities,"  and SFAS No. 140,  "Accounting  for Transfers  and  Servicing of Financial  Assets and
Extinguishments   of  Liabilities."  SFAS  No.  155  resolves  issues  addressed  in  SFAS  No.  133
Implementation  Issue No. D1,  "Application  of Statement 133 to Beneficial  Interest in Securitized
Financial  Assets.  SFAS No.  155 (a)  permits  fair  value  measurement  for any  hybrid  financial instrument  that contains an embedded  derivative  that would  otherwise  require  bifurcation,  (b)
clarifies which interest-only  strips and principal-only  strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify  interests that are free standing  derivatives or that are hybrid financial  instruments that contain an embedded  derivative  requiring  bifurcation,  (d) clarifies that  concentrations of credit risk in the form of subordination are not embedded  derivatives,  and (e) amends SFAS No. 140 to  eliminate  the  prohibition  on a  qualifying  special-purpose  entity from holding a derivative financial  instrument that pertains to a beneficial interest other than another derivative financial instrument.  The  provisions  of SFAS No. 155 are required to be adopted for fiscal years  beginning after September 15, 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

REVENUES:

In 2005, the Company made additional  commercial sales of the Company's  luminescent product,  which was sold to a major poster board and inkjet paper  distributor  that introduced a  "Glow-in-the-Dark
Sign Kit" to a major office  superstore and two Brightec Inkjet Paper packs to a computer  retailer.
Total  revenue for the Company  decreased  $89,821 in 2005 to $132,458 from total revenue in 2004 of
$222,279.  The decrease in revenue was primarily  due to a decrease in the  Company's  product sales price,  because its products  were sold to a  distributor  and not directly to retail chain  stores.
Revenue  would have been  slightly  higher in 2005  compared  to 2004 if the  Company's  Luminescent
Product had been sold directly to retail chain stores.

GROSS PROFIT:
The  Company's  gross  profit  percentage  increased  by 14.8% in 2005 to  approximately  18.7% from approximately  3.9% in 2004. The increase in the Company's gross profit percentage was primarily due to the fact that the Company did not have to participate in retail price  reductions of its Brightec
Inkjet  Paper  during  2005,  which  was  required  in 2004  in  order  to  achieve  targeted  sales requirements.  In order to further increase its gross profit percentage and compete favorably in the marketplace,  the  Company  will  need to  continue  to lower its  manufacturing  costs  beyond  the reductions achieved during the year ended December 31, 2005.

RESEARCH AND DEVELOPMENT EXPENSES:
Total research and development expenses decreased by $28,673 to $119,218 in 2005 from total research and development expenses in 2004 of $147,891.  The decrease in research and development expenses was primarily due to a decrease in the number of manufacturing  trial runs and the use of fewer supplies related to the efforts of reducing the manufacturing  cost of the Company's  luminescent  films. The research and development expenses in 2005 were related primarily to consultant fees,  qualifying raw materials and efforts related to reducing manufacturing and raw materials costs.

SELLING AND MARKETING EXPENSES:
Total selling and marketing expenses decreased by $663,758 to $50,733 in 2005 from total selling and marketing expenses in 2004 of $714,491. The decrease in selling and marketing expenses was primarily due to a decrease  in  professional  fees and  consulting  services.  The  decrease  in selling  and marketing  expenses  included a decrease  in non-cash  charges of  $495,000 in 2005 to $30,000  from
$525,000 in 2004 relating to  commitments  to issue and issuances of shares of the Company's  Common
Stock in  exchange  for public  relation  and  corporate  branding  consulting  services,  including approximately  $266,000 in consulting  expense  related to the issuance of stock options to a former consultant.

GENERAL AND ADMINISTRATIVE:
General and administrative  expenses consist primarily of the compensation of the executive officer, rent,  consultants,  legal and accounting costs. Total general and administrative expenses decreased by $132,512 to $564,729 in 2005 from total general and administrative  expenses in 2004 of $697,241.
This decrease was primarily  due to a decrease in the  compensation  of the President of the Company and a reduction in consultant fees and payments for professional services.

INTEREST EXPENSE
Interest  expense  incurred  on amounts  due to related  parties was $8,581 and $16,296 in the years ended December 31, 2005 and 2004, respectively. The decrease in interest expense is due primarily to the reduction in the Company's  borrowings from David Geffen, a director and the Company's principal stockholder.  At December 31, 2005 and 2004, $0 and $100,000,  respectively,  was outstanding  under promissory notes due to Mr. Geffen,  which,  bore interest of 8%, and accrued interest of $2,997 was due under these notes as of December 1, 2004. In April 2005,  the Company  repaid the remaining note due to Mr.  Geffen and all accrued  interest.  At December 31, 2005 and 2004,  respectively,  $0 and
$166,491, was outstanding under the Company's long-term debt from the mother-in-law of the Company's
President.  At each balance  sheet date,  the  outstanding  debt in Swiss francs was converted to US dollars, and any required adjustment was recorded in the cumulative  translation  adjustment account within the equity  section of the balance  sheet.  At December 31,  2005,  the  Company's  President assumed personal liability for the repayment of this debt and the President's mother-in-law released the Company from any requirement to repay this obligation in exchange for the Company's agreement to pay the same amount, on the same terms, to the Company's President.

INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 2005:
Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its Common Stock,  warrants to purchase  shares of the Company's  Common Stock and debt securities.  The Company has raised,  from inception through December 31, 2005,  cumulative net cash proceeds  from the sale of its equity of  approximately  $4.8  million.  The  Company's  net working capital deficit at December 31, 2005 was $565,755  compared to a deficit of $742,591 at December 31,
2004. The Company's  authorized  capital stock consists of 100,000,000 shares of Common Stock all of which were issued and  outstanding  at December 31, 2005.  As of December 31, 2005,  the Company had
also made  commitments to various vendors,  stockholders  and its president,  to issue an additional
23,153,099  shares of Common  Stock at such time as the  Company is able to  increase  the number of authorized  shares of its Common Stock.  The number of shares  committed  excludes  shares of Common
Stock issuable upon the exercise of  outstanding  options and warrants.  Amounts  received for these additional  committed shares which were purchased for cash have been received by the Company and are reflected in the Company's 2005 financial  statements as Common Stock  subscribed.  Amounts received for these additional  committed shares, which the Company agreed to issue in exchange for consulting services or in exchange for  settlement  of  obligations  owed by the Company,  are reflected in the
Company's 2005 financial statements as liability for shares to be issued. In April 2005 and December
2005, a Company director and its principal shareholder agreed to allow the Company to redeem a total of  16,267,145  shares of his Common  Stock for no  consideration  in order to allow the  Company to fulfill its commitments to issue shares of Common Stock to certain  consultants and investors in the
Company. In addition,  in August 2005, another shareholder (and a former officer and director of the
Company),  also agreed to allow the Company to redeem a total of 583,334  shares of his Common Stock in order for the Company to fulfill its  obligations  to issue  shares of Common  Stock to a certain investor.  Upon the increase in the number of authorized shares of its Common Stock, the Company has agreed  to issue  in  total,  16,928,099  replacement  shares  of  Common  Stock  (adjusted  for any recapitalization transactions) for no additional consideration.

Cash and cash equivalents decreased to $2,445 at December 31, 2005 from $4,310 at December 31, 2004.
Net cash used for operating activities for the year ended December 31, 2005 was $759,562.

Net cash provided by financing activities for the year ended December 31, 2005 was $704,941. The net cash provided was primarily the result of $917,000 in cash received through equity transactions, net of repayments of borrowing from related parties and repayments of long-term debt of $212,059.

ABILITY TO CONTINUE AS A GOING CONCERN
At December 31, 2005,  the Company has  generated  minimal  revenues  from  commercial  sales of the
Company's  products.  To date,  the  Company's  operations  have  generated  accumulated  losses  of approximately  $10,652,000.  At December 31, 2005,  the  Company's  current  liabilities  exceed its current  assets by  approximately  $566,000.  The  Company's  ability to remedy  this  condition  is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company believes it has the ability to obtain additional funds from its principal  stockholders or by raising  additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional  financing.  However,  there can be no assurances that the Company will be able to raise the funds it  requires,  or that if such funds are  available,  that they will be available on commercially reasonable terms.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the  Company to  generate  the  necessary  financing  to  effectively  market and produce
Brightec products, to establish profitable operations and to generate positive operating cash flows.
If the  Company  fails to raise funds or the  Company is unable to  generate  operating  profits and positive cash flows,  there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.  Management  believes that it will be successful in generating the necessary financing to fund the Company's operations through the 2006 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY
The Company had no line-of-credit facilities as of December 31, 2005.

COMMITMENTS
The Company had no material capital expenditure commitments as of December 31, 2005.

EFFECTS OF INFLATION
Management  believes that financial  results have not been  significantly  impacted by inflation and price changes.

RISK FACTOR
         THE  COMPANY  HAS A LIMITED  OPERATING  HISTORY  UPON WHICH AN INVESTOR  CAN  EVALUATE  ITS
POTENTIAL FOR FUTURE SUCCESS.

         The Company has had nine commercial sales of its Luminescent  Products  aggregating a total of approximately  $397,500.  Therefore,  there is limited historical financial information about the
Company  upon  which  to base an  evaluation  of the  Company's  performance  or to make a  decision regarding an  investment  in shares of the  Company's  Common  Stock.  The Company has  generated an accumulated  deficit of approximately  $10,652,000 through December 31, 2005. To date, the Company's operations  have  largely been  limited to its effort to develop the  manufacturing  process for its
Luminescent  Product.  Sales of the  Company's  products may fail to achieve  significant  levels of market acceptance. The Company's business will be subject to all the problems,  expenses, delays and risks  inherent  in the  establishment  of an early stage  business  enterprise,  including  limited capital,  delays in product  development,  manufacturing,  costs  overruns,  price  increases in raw materials and unforeseen difficulties in manufacturing,  uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may  encounter  unforeseen  difficulties  that may deplete its limited  capital more rapidly than anticipated.

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
If financing is not  available on  satisfactory  terms,  the Company may be unable to operate at its present level, market or sell its products,  establish or maintain a system of financial controls or develop and expand its  business,  develop new  products or develop new markets,  and its  operating results may be adversely  affected.  Debt financing,  if available,  increases  expenses and must be repaid regardless of operating  results.  The availability of debt or equity financing is uncertain, and successful equity financing would result in additional  dilution to existing  stockholders.  The losses  incurred to date,  the  uncertainty  regarding the ability to raise  additional  capital and questions  concerning  the  Company's  ability to generate net income and  positive  cash flows from operations  indicate  that the Company may be unable to continue as a going concern for a reasonable period of time. The Company's report of independent registered public accounting firm, as of and for the year ended December 31, 2005, also indicates that there is substantial doubt about the Company's ability to continue as a going concern.

         THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.

         As of  December  31,  2005,  the  Company had only three  full-time  employees  and several part-time consultants. The Company has not had sufficient resources to hire additional employees and the Company's continued  inability to hire additional  employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

         THE COMPANY HAS LIMITED FINANCIAL AND OPERATIONAL CONTROLS.

         The  Company  has  been  unable  to  attract  additional  directors  and  has no  audit  or compensation committees.  In addition, the Company's employees have limited financial experience and the Company  currently lacks an adequate system of internal  financial or management  controls.  The
Company does not have an accounting  department but relies on outside bookkeeping services to record financial activity and consultants to assist in the preparation of financial statements. The Company has received a letter from its independent registered public accountants indicating that the Company has material weaknesses with respect to (1) accurately  recording day-to-day  transactions,  (2) the lack of segregation of duties,  (3) the approval of significant  transactions  in a timely manner by the Company's board of directors and (4) the preparation of its financial  statements in an accurate and  timely  fashion.  If the  Company  is  unable  to raise  additional  capital,  it will not have sufficient  resources to implement an adequate system of internal  management and financial controls and will be unable to hire employees with adequate financial and accounting experience.

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

         THE COMPANY IS DEPENDENT UPON TWO SOURCES FOR RAW MATERIALS TO MANUFACTURE IT PRODUCTS.

         The principal raw materials,  used by the Company in connection with the manufacture of its
Luminescent  Product,  are currently purchased from one source supplier.  Although the Company could buy from the  second  source for such raw  material,  the  unavailability  of such raw  material  or significant  price  increases  of such raw  material  would  have a material  adverse  effect on the
Company's business.

         RIGHTS TO ACQUIRE SHARES OF THE COMPANY'S COMMON STOCK WILL RESULT IN SIGNIFICANT DILUTION
TO OTHER HOLDERS OF SHARES OF THE COMPANY'S COMMON STOCK.

         As of December 31, 2005,  warrants and options to acquire a total of  28,979,577  shares of the Company's Common Stock were  outstanding.  During 2005, the Company's Board of Directors granted options to acquire  20,000,000 shares of Common Stock,  which cannot be exercised until such time as the  stockholders  vote to approve the  issuance of the options and vote to approve  increasing  the number of shares of Common Stock the Company is authorized to issue.

         As of December  31,  2005,  the Company had also made  commitments  to issue an  additional
23,153,099 shares of Common Stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's  authorized Common Stock, which requires the approval of the Company's stockholders.  The existence of such stock options, warrants, and commitments could adversely  affect the price at which shares of the Company's Common Stock may be sold or the ability of the market to absorb such additional shares of Common Stock if such investors decide to sell such shares and the terms on which the Company can obtain additional financing.

         THERE IS A LIMITED MARKET FOR THE COMPANY'S COMMON STOCK.

         The Company's  Common Stock is thinly traded and may  experience  price  volatility,  which could affect a stockholder's ability to sell the Company's Common Stock or the price at which it may be sold.  There has been and may continue to be a limited  public market for the Common Stock of the
Company.  The shares of the Company's Common Stock are not traded on any established  market and the
Company's  Common Stock was delisted from the NASDAQ small cap market in 2001 due to  non-compliance with certain continuing listing requirements.  The Company's Common Stock is currently quoted on the
"Pink Sheets" under the symbol "ADLU.PK".

         THE  COMPANY'S   FAILURE  TO  COMPETE   EFFECTIVELY   MAY  LIMIT  ITS  ABILITY  TO  ACHIEVE
PROFITABILITY.

         Competition in the  photographic,  commercial  printing and home printing area in which the
Company expects to market the Luminescent  Products is intense,  and the Company's  competitors have substantially greater resources than the Company.

         THE COMPANY IS DEPENDENT ON ITS FOUNDER AND KEY EMPLOYEE.

         The success of the Company is dependent  upon the  continued  availability  of its founder,
Patrick Planche.  The  unavailability  of Patrick Planche or the Company's  inability to attract and retain other key employees  could severely affect the ability of the Company to carry on its current and proposed business activities.

Item 7.  FINANCIAL STATEMENTS

         The  Company's  financial  statements,  and the  report of  Carlin,  Charron & Rosen,  LLP, independent  registered public accounting firm,  referred to in the accompanying  Index to Financial
Statements, are attached to this Form 10-KSB commencing on page F-1.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

Item 8a.  CONTROLS AND PROCEDURES

         During the last six years,  the Company has not had an accounting  department,  but instead has relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of its financial statements.  The Company has received a letter from its independent public  accountants  indicating  that the  Company  has  material  weaknesses  with  respect  to (1)
accurately  recording  day-to-day  transactions,  (2) the lack of  segregation  of  duties,  (3) the approval of significant  transactions in a timely manner by the Company's Board of Directors and (4)
the  preparation  of its  financial  statements,  in an accurate and timely  fashion.  The Company's management  agrees with the  assessment of the Company's  independent  public  accountants  and will develop a plan to address these material weaknesses when it is able to raise additional financing to continue its operations.

Item 8b.  OTHER INFORMATION

          Not applicable.

                                              PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers of the Registrant

During the fiscal year ended December 31, 2005, Patrick Planche was the Company's sole executive officer.

The positions held by each Director and executive officer of the Company are stated below:

NAME                                        AGE                  POSITION WITH THE COMPANY

Patrick Planche                             42                   President, Chief Executive Officer,
                                                                 Treasurer and Director

David Geffen                                51                   Director

Patrick Planche has been President,  Chief  Executive  Officer,  and a Director of the Company since
August  1998.  He is the  President,  a  Director  and  co-founder  of the  Company's  wholly  owned subsidiary,  Brightec  SA,  which was  organized  in 1992 and is the legal  owner of the patents and trademarks used by the Company in connection with its business.

David J. Geffen was elected as a Director of the Company  effective April 28, 2005.  During the last five years,  Mr. Geffen has been the president and owner of Geffen  Construction,  Inc., a privately owned residential construction contracting company.

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

Solely  based on the  Company's  review of the copies of the forms  received by it during the fiscal years ended December 31, 2005 and written  representations that no other reports were required,  the
Company  believes  that,  except for the  failure of David  Geffen to timely  file two Form 4s, each person who, at any time during such fiscal year, was a Director, officer or beneficial owner of more than 10% of the Company's  Common Stock complied with all Section 16(a) filing  requirements  during such fiscal years.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Board of Directors of the Company has not constituted a Compensation  Committee from its members and,  accordingly,  the  following  is the report of the  entire  Board of  Directors.  The Board of
Directors is responsible for reviewing the compensation of the executive officers of the Company.

Compensation  Philosophy - The Company has not developed a formal plan for the  compensation  of the
Company's  management,  as its primary  focus,  and  application  of working  capital,  has been the development of its products and markets.  In structuring  any  compensation  program for management, however, the Board of Directors will seek to establish compensation policies that provide management with a performance  incentive,  and that align the interests of senior  management with  stockholder interests.  Such program will include salary and annual  incentives as its basic  components and, in establishing the total amount and mix of these  components of  compensation,  the Board of Directors expects to consider the past  performance  and  anticipated  future  contribution  of each executive officer.

Compensation  of Executive  Officers - The Board of Directors  reviews the salaries of the executive officers of the Company annually.  The Board has not considered  compensation  levels for comparable positions  at  similar  companies  in  determining  compensation  levels  for  management.  Instead, compensation  levels  for  executive  officers  have been  based on the  Board's  assessment  of the
Company's  liquidity and  corresponding  ability to compensate its executive  officers at any level.
There are no employment contracts or agreements in effect for any officer of the Company.

Annual  Incentives - The Board  historically  has never  approved or, thus far,  even  considered an executive  incentive plan which would provide executive officers of the Company with the opportunity to earn  specified  percentages  of their base salary  based upon  targeted  financial  goals or the achievement of individual  objectives and a subjective  assessment of the  executive's  performance.
There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2005.

Compensation of the Chief  Executive  Officer - Mr. Patrick  Planche's  salary for fiscal year ended
December 31, 2005 was determined by the Board based upon the Company's working capital  limitations, and was not  intended to reflect the Board's view of his value to the  Company.

Item 10   EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The Company does not currently pay cash or other compensation to its Directors.

EXECUTIVE COMPENSATION

The following table sets forth the aggregate cash  compensation  paid by the Company with respect to the fiscal  years ended  December 31,  2005,  December 31, 2004,  and December 31, 2003 to the Chief
Executive Officer (the "Named Executive Officer").

Name and Position                     Year                   Cash Compensation

Patrick Planche                       2005                         $4,000
Chief Executive Officer               2004                       $156,000
President and Treasurer               2003                        $85,000

As of December 31, 2005,  2004 and 2003, a loan with a principal  balance of $250,000 was due to the
Company from Patrick Planche.  This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the loan is due annually. No interest payments on such loan have been made by Mr.  Planche to the  Company to date and,  accordingly,  net  accrued interest was receivable from Patrick Planche of $50,331,  $38,750,  $25,123 as of December 31, 2005,
2004 and 2003, respectively.

OPTION GRANTS

The Company's 1999 stock option/stock  issuance plan (the "1999 Plan") provides for the grant by the
Company of options,  awards or rights to purchase up to  5,000,000  shares of the  Company's  Common
Stock.  As of December  31, 2005,  options to purchase an  aggregate  of 2,800,000 of the  Company's
Common Stock had been granted under the 1999 Plan, of which options to purchase  1,600,000 shares of the Company's  Common Stock had been cancelled,  options to purchase 200,000 shares of the Company's
Common Stock had been  exercised and options to purchase  1,000,000  shares of the Company's  Common
Stock remained  outstanding and are exercisable at an exercise price of $0.50 per share. At December
31, 2005,  3,800,000  shares of the Company's Common Stock remain available for grant under the 1999
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

In 2005, the Company also granted,  subject to  shareholder  approval,  non-qualified  options at an exercise price of $0.12 per share to purchase  12,000,000 shares of Common Stock to Patrick Planche, the Company's  President and Chief  Executive  Officer,  together with two additional  non-qualified options to two Company  employees  to purchase an aggregate  of  6,000,000  shares of the  Company's
Common Stock, each at an exercise price of $0.12 per share. The Company also granted a non-qualified option to purchase  2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois  Planche,  a former  director of the Company.  Also in 2005, the Company granted a non-qualified option to a former consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

The following table sets forth information concerning stock option grants, approved by the Board of
Directors, to the Named Executive Officer for the 2005 fiscal year.

The Company granted no stock appreciation rights ("SARs") to the Named Executive Officer during
2005.

                                 OPTION GRANTED IN LAST FISCAL YEAR
____________________________________________________________________________________________________
                                          Individual Grants

                                Number of
                                Securities     % of Total Options
                                Underlying         Approved for         Exercise
                                 Options           Employees in         Price Per      Expiration
Name                            Approved(1)        Fiscal Year          Share(2)          Date
                           -------------------------------------------------------------------------
Patrick Planche, President,
Chief Executive Officer and
Director                       12,000,000           66 2/3%              $0.12       April 27, 2015

(1)  Due to the limitations imposed by the number of shares authorized by the Company's charter, the option to purchase  12,000,000  shares of the  Company's  Common Stock  granted to Mr.  Planche cannot be exercised  until the Company  obtains the approval of its  stockholders  to amend the
     Company's  Articles  of  Incorporation  to  increase  the  number of  shares  of the  Company's authorized Common Stock, sufficient to enable exercise of the option.

(2)  The exercise price per share of options  granted  represented at least the fair market value of the  underlying  shares of Common Stock on the date the option was granted as determined by the
     Board based on the average of the high and low selling price of the  Company's  Common Stock on the date of the grant as reported on the Over the Counter  Bulletin  Board "Pink  Sheets."  The
     exercise  price may be paid in cash or in shares of Common Stock valued at fair market value on the  exercise  date or may be paid with the  proceeds  from a  same-day  sale of the  purchased shares.

Item 11.      Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder
              Matters.

The following table sets forth certain information  regarding the Company's Common Stock owned as of
March 31, 2006 by (i) each person (or group of  affiliated  persons)  known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (ii) each of the Company's  directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise  indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment  power with respect to all the shares of the Common Stock indicated.

----------------------------------------------- ------------------------------------ ---------------
     Directors and Named Executive Officers              Number of Shares Owned
----------------------------------------------- ------------------------------------ ---------------
Patrick Planche (1)                                             3,536,130                   3.5%
    15A Moccasin Path
    South Natick, MA
----------------------------------------------- --------------------------------- ------------------

                                                -24-

----------------------------------------------- ------------------------------------ ---------------
David J. Geffen (2) (3)                                         28,390,058                 28.4%
    11 Clover Terrace
    Natick, MA
----------------------------------------------- ------------------------------------ ---------------
All executives  officers and directors as a group               31,926,188                 31.9%
(2 persons)
----------------------------------------------- ------------------------------------ ---------------
Additional 5% Stockholders
----------------------------------------------- ------------------------------------ ---------------
Jeffrey Stern Revocable Trust (4)                                8,114,168                  8.1%
    44 Eliot Hill Road
    Natick, MA
----------------------------------------------- --------------------------------------- ------------
James J. Galvin and Peggy Galvin                                 8,857,144                  8.8%
    9 Bluestone Path
    Natick, MA
----------------------------------------------- --------------------------------------- ------------
Holding Canales b.v.                                             6,536,000                  6.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands
----------------------------------------------- --------------------------------------- ------------
Jose Canales la Rosa (5)                                         7,473,500                  7.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands
----------------------------------------------- --------------------------------------- ------------

(1)  The shares of Common Stock  beneficially  owned by Patrick Planche exclude 12,000,000 shares of
     Common  Stock,  which may be issued to Mr.  Planche  upon the  exercise of an option,  which is subject to stockholder  approval,  and the amendment of the Company's Articles of Incorporation to increase the Company's  authorized  shares of Common Stock  sufficient to enable exercise of the option.  The shares of Common  Stock  beneficially  owned by Patrick  Planche  also exclude
     77,620 shares of Common Stock which were  previously  owned by Mr.  Planche and redeemed by the
     Company in order to allow the Company to issue shares of Common Stock to various  investors who held subscriptions for shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock under its Articles of  Incorporation.  Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common  Stock,  the Company has agreed to issue 77,620  shares of Common Stock to Mr.
     Planche for no additional consideration.

(2)  The shares of Common Stock  beneficially  owed by David J. Geffen include  3,000,000  shares of
     Common Stock owned of record by Geffen  Construction  Profit  Sharing  Plan,  of which David J.
     Geffen is the  primary  beneficiary.  David J.  Geffen was elected as a Director of the Company effective April 28, 2005.

(3)  The shares of Common Stock  beneficially  owned by David J. Geffen exclude 16,267,145 shares of
     Common Stock which were previously  owned by Mr. Geffen and redeemed by the Company in order to allow the Company to issue shares of Common Stock to various  investors who held  subscriptions for shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock under its Articles of Incorporation. Upon the amendment of the
     Company's  Articles of  Incorporation  increasing its authorized but unissued  shares of Common
     Stock, the Company has agreed to issue  16,267,145  shares of Common Stock to Mr. Geffen for no additional consideration.

(4)  The shares of Common Stock  beneficially  owned by the Jeffrey Stern  Revocable  Trust does not include  3,016,666 shares of Common Stock which are to be issued upon the exercise of a warrant to purchase  3,016,666 shares of the Company's Common Stock at $0.12 per share,  expiring April
     27, 2008.  The shares of Common  Stock  beneficially  owned by Jeffrey  Stern  Revocable  Trust include  3,335,000  shares of Common Stock,  which could not be issued  because the Company had issued the maximum number of shares of Common Stock under its Articles of  Incorporation.  Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock,  the Company will issue 3,335,000  shares of Common Stock Jeffrey Stern
     Revocable Trust for no additional consideration.

(5)  Includes  6,536,000 shares of Common Stock owned of record by Holding Canales b.v. Jose Canales la Rosa is the majority  stockholder of Holding Canales b.v. and is deemed the beneficial owner of all  shares  owned of  record by  Holding  Canales  b.v.  Jose  Canales  la Rosa is also the beneficial  owner of  937,500  shares of Common  Stock  owned of record by  Luminescent  Europe
     Technologies  b.v.  ("LET  b.v."),  a  Netherlands  company,  Jose  Canales la Rosa is a former director of the Company.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At December 31, 2004,  $20,000 was owed to LET b.v.,  whose principal  shareholder,  Jose Canales La
Rosa ("Canales") is a shareholder of the Company.  This debt is related to the repurchase of certain licenses  granted  by the  Company  to LET  b.v.  for  the  use and  exploitation  of the  Company's
Luminescent  Products.  In April 2005, the Company and LET b.v.  agreed to settle this obligation by issuing 100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

As of December 31, 2005 and 2004,  a loan with a principal  balance of $250,000 was due from Patrick
Planche to the Company.  This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is  full-recourse.  Interest on the loan is due annually.  No interest payments on such loan have been made by Mr.  Planche to the Company to date.  As of December  31, 2005 and 2004, net accrued interest was receivable from Mr. Planche of $50,331 and $38,750, respectively.

At December 31, 2005 and 2004, the Company owed Patrick Planche $114,472 and $55,196,  respectively, in connection  with advances made by Mr.  Planche to the Company  during such years.  All such loans bore interest at the Internal  Revenue Service short term  "Applicable  Federal Rate." During fiscal
2005 and 2004, the Company recognized net interest income of $10,867 and $13,627,  respectively,  on the above note receivable and advances.

During the year ended December 31 2004, Geffen  Construction,  Inc., a company owed by David Geffen, the Company's principal  stockholder,  received compensation in the amount of $37,500 for consulting services  provided by Mr.  Geffen to the Company.  In fiscal years 2005 and 2004,  David Geffen also earned additional  compensation in the amount of $56,667 and $52,500,  respectively,  for consulting services provided to the Company.

In  December  2002,  the  Company  borrowed  $50,000  from David  Geffen,  the  Company's  principal stockholder,  under a convertible  demand promissory note, which bore interest at 8% and was payable in full on demand within one year. The  principal,  if not paid within thirty days of when due, bore interest at the rate of 10%. The note was  convertible  into that number of shares of the  Company's
Common Stock  determined  by dividing the unpaid  principal  amount,  together  with all accrued but unpaid interest on the note at the conversion  date, by $0.10,  subject to certain  adjustments.  At
December 31, 2004, $50,000 was outstanding under this note and accrued interest of $3,575 was due by the Company. In February 2005, the Company repaid the $50,000 principal of this note in full and all accrued interest on this note was paid in full to Mr. Geffen in March 2005.

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

On December 22, 2004,  the Company  entered into an agreement  with Patrick  Planche,  the Company's
President,  pursuant to which the Company  redeemed 77,620 shares of Common Stock owned of record by
Mr.  Planche,  in order to allow the Company to issue shares of Common Stock to investors  that held subscriptions  for shares of Common  Stock which could not be issued  because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of  Incorporation.  Under the agreement, Mr. Planche received no consideration for the redemption of his securities.  Upon the amendment of the Company's  Articles of Incorporation  increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 77,620 shares of Common Stock to Mr. Planche for no additional consideration.

On April 6, 2005 and on December 20, 2005, the Company  entered into an agreement with David Geffen, a director of the  Company and its  principal  shareholder,  pursuant to which the Company  redeemed
15,767,145 shares and 500,000 shares respectively, of Common Stock owned of record by Mr. Geffen, in order to allow the Company to issue shares of Common Stock to investors that held  subscriptions for shares of Common Stock which could not be issued  because the Company had issued the maximum  number of shares of Common Stock authorized under its Articles of Incorporation.  Under the agreement,  Mr.
Geffen received no  consideration  for the redemption of his  securities.  Upon the amendment of the
Company's  Articles of Incorporation  increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue  15,767,145  shares and 500,000 shares of Common Stock to Mr. Geffen for no additional consideration.

As of December 31, 2004,  $166,491 was outstanding in connection  with an agreement  entered into in
2002 with Clairelyse  Marini,  the mother-in-law of the Company's  President  pursuant to which Mrs.
Marini paid the Company's  obligations  to Credit Suisse in the amount of $121,914.  This  agreement provided for the  repayment of 2,000 Swiss francs of principal  each January 1 and July 1,  together with accrued  interest on the unpaid balance payable  quarterly at the rate of 4.25% per annum.  The
Company  recorded  interest  expense with respect to this obligation for 2005 and 2004 of $4,596 and
$7,562, respectively. This obligation was denominated in Swiss francs and at each balance sheet date the outstanding debt was translated to U.S.  dollars and any required  adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet. During the year ended December 31, 2005, the Company's  President assumed personal  liability for the repayment of this debt in  exchange  for the  Company's  agreement  to pay the same  amount  to the  Company's
President  and the  agreement  of the  President's  mother-in-law  to release the  Company  from any requirement to repay this obligation,  and,  accordingly,  the balance of the debt,  translated into
U.S.  dollars at December 31,  2005,  $149,880  has been  included in the amount of  "Advances  from related parties" on the balance sheet of $114,472 at December 31, 2005.

On October 3, 2003,  the Company  sold  1,785,715  shares of Common  Stock and a warrant to purchase
3,571,430 shares of Common Stock, at an exercise price of $0.07 per share, to James and Peggy Galvin for an aggregate  purchase price of $125,000.  On November 5, 2003 and November 24, 2003,  James and
Peggy Galvin exercised warrants to purchase an aggregate of 3,571,430 shares of the Company's Common
Stock for an aggregate exercise price of $250,000. On November 5, 2003, in exchange for the exercise of the  warrants,  the Company  granted  James and Peggy  Galvin an  additional  warrant to purchase
3,500,000  shares of Common  Stock at an exercise  price of $0.10 per share that were  exercised  on
January 24, 2004.

In December 2005, Mr. Jeffrey Stern advanced the Company $8,500, on a non-interest bearing basis.

Item 13.  EXHIBITS

Financial Statements, Reports on Form 8-K and Exhibits.

(A)  Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                          F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004                                     F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004             F-3

Consolidated  Statements  of  Stockholders'  Deficit for the years ended  December 31,
2005 and 2004                                                                              F-4 - F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004             F-6

Notes to Consolidated Financial Statements                                                F-7 - F-19

(B) Reports on Form 8-K

              On December  27,  2005,  the Company  filed a report on Form 8-K  relating to a market maker filing a Form 211 for the Common Stock of Advanced Lumitech, Inc. (the "Company") to be traded on the Over-the-Counter  Bulletin Board ("OTCBB") of the National Association of Securities Dealers,
Inc. ("NASD").

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
                               (filed herewith)

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  is a  description  of the fees paid by the Company to Carlin,  Charron & Rosen,  LLP
("CCR") during the fiscal year ended December 31, 2005 and prior periods.

Audit Fees - The Company paid fees to CCR in connection  with its audit of the  Company's  financial statements and quarterly  reviews of approximately  $54,300 and $32,500 for the years ended December
31, 2005 and 2004.

All other fees - None

                                             SIGNATURES

Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities  Exchange Act of 1934,  the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              ADVANCED LUMITECH, INC.

Date:  June 8, 2006                                           By:  /S/ Patrick Planche
-------------------                                           --------------------------------------
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

Signature                                   Title                                           Date
                                            -----                                           ----

/S/ Patrick Planche                         President, Chief Executive Officer,         June 8, 2006
-----------------------
Patrick Planche                             Treasurer and Director
                                            (Principal executive officer and principal
                                            financial and accounting officer)

/S/ David Geffen                            Director                                    June 8, 2006
------------------------
David Geffen

                                            EXHIBIT INDEX

                          FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

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

Date:       June 8, 2006                     /s/Patrick Planche
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

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-KSB for
the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Patrick Planche,  President,  Chief Executive Officer, Treasurer and Chief
Financial Officer of the Company,  certify,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1)      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
         Exchange Act of 1934; and

(2)      The information  contained in the Report fairly  presents,  in all material  respects,  the financial condition and result of operations of the Company.

/s/ Patrick Planche
- -------------------------------------
Patrick Planche, President,
Chief Executive Officer, Treasurer and
Chief Financial Officer
June 8, 2006

                                                E-2

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                  CONSOLIDATED FINANCIAL STATEMENTS

                                  AS OF DECEMBER 31, 2005 AND 2004
                                    AND FOR THE YEARS THEN ENDED

                                              CONTENTS

                                                                                   PAGE

Report of Independent Registered Public Accounting Firm                             F-1

Consolidated Balance Sheets                                                         F-2

Consolidated Statements of Operations                                               F-3

Consolidated Statements of Stockholders' Deficit                                  F-4 - F-5

Consolidated Statements of Cash Flows                                               F-6

Notes to Consolidated Financial Statements                                       F-7 - F-19

                       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Advanced Lumitech, Inc. and Subsidiary

We have  audited the  accompanying  consolidated  balance  sheets of  Advanced  Lumitech,  Inc.  and
Subsidiary (the Company) as of December 31, 2005 and 2004, and the related  consolidated  statements of operations,  stockholders'  deficit, and cash flows for each of the years ended December 31, 2005 and  2004.  These  consolidated  financial  statements  are  the  responsibility  of  the  Company's management.  Our responsibility is to express an opinion on these consolidated  financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting  Oversight
Board  (United  States).  Those  standards  require  that we plan and  perform  the  audit to obtain reasonable assurance about whether the financial statements are free of material  misstatement.  The
Company is not required to have,  nor were we engaged to perform,  an audit of its internal  control over  financial  reporting.  Our audit  included  consideration  of internal  control over financial reporting as a basis for designing audit procedures that are appropriate in the  circumstances,  but not for purposes of expressing an opinion on the  effectiveness  of the Company's  internal  control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis,  evidence supporting the amounts and disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as  evaluating  the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the  consolidated  financial  statements  referred to above present fairly,  in all material respects,  the financial position of Advanced Lumitech,  Inc. and subsidiary as of December
31, 2005 and 2004,  and the results of their  operations  and their cash flows for each of the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the
United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated  financial  statements,  the
Company has incurred losses since inception, has had negative cash flows from operations,  and has a stockholders'  deficit at December 31, 2005.  These  conditions  raise  substantial  doubt about the
Company's  ability to continue as a going concern.  Management's  plans  regarding those matters are also described in Note 1. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Westborough, Massachusetts
May 5, 2006

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                     December 31, 2005 and 2004
                                                                       2005         2004
                                                                   -----------  -----------
                                               ASSETS
Current assets
     Cash                                                           $   2,445   $   4,310
     Accounts receivable                                                3,183           -
     Inventory                                                         58,105      31,348
     Prepaid expenses                                                   8,106           -
                                                                   -----------  -----------

                                            TOTAL CURRENT ASSETS       71,839      35,658
                                                                   -----------  -----------
Office and photographic equipment                                      23,511      23,511
Less accumulated depreciation                                         (23,511)    (23,511)
                                                                   -----------  -----------
                                                                            -           -
                                                                   -----------  -----------
Interest receivable from related party                                 50,331      38,750
Note receivable from related party                                    250,000     250,000
                                                                   -----------  -----------

                                                                      300,331     288,750
                                                                   -----------  -----------
                                                    TOTAL ASSETS    $ 372,170   $ 324,408
                                                                   ===========  ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current maturities of long-term debt                            $      -   $   3,505
     Accounts payable                                                 234,303     367,329
     Accrued expenses                                                 280,319     243,219
     Advances from related parties                                    122,972      64,196
     Notes payable to related party                                         -     100,000
                                                                   -----------  -----------
                                       TOTAL CURRENT LIABILITIES      637,594     778,249
                                                                   -----------  -----------
Long-term liabilities
     Long-term debt, net of current maturities                              -     162,986
     Liability for shares to be issued                                403,000     467,000
                                                                   -----------  -----------
                                                                      403,000     629,986
                                                                   -----------  -----------
                                                                    1,040,594   1,408,235
                                                                   -----------  -----------
Stockholders' deficit
     Common stock                                                     100,000     100,000
     Additional paid-in capital                                     9,312,403   7,731,403
     Stock subscribed                                                 375,000     850,000
     Accumulated deficit                                          (10,652,048) (9,908,695)
     Accumulated other comprehensive income -
          foreign currency translation adjustment                     196,221     143,465
                                                                   ----------- ------------
                                                                     (668,424) (1,083,827)
                                                                   ----------- ------------
                                           TOTAL LIABILITIES AND
                                           STOCKHOLDERS' DEFICIT    $ 372,170   $ 324,408
                                                                   =========== ============

       The accompanying notes are an integral part of these consolidated financial statements.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Years Ended December 31, 2005 and 2004

                                                                       2005          2004
                                                                   ------------- ------------
Sales                                                                $132,458      $222,279

Cost of sales                                                         107,714       213,518
                                                                   ------------- ------------
Gross profit                                                           24,744         8,761
                                                                   ------------- ------------
Operating expenses

     Research and development                                         119,218       147,891
     Selling and marketing                                             50,733       714,491
     General and administrative                                       564,729       697,241
                                                                   --------------------------
                                                                      734,680     1,559,623
                                                                   --------------------------
Operating loss                                                       (709,936)   (1,550,862)
                                                                   --------------------------

Other Income (Expense)
     Interest income                                                   12,625        13,627
     Interest expense                                                  (8,581)      (16,296)
     Other                                                            (37,461)          226
                                                                    -------------------------
                                                                      (33,417)       (2,443)
                                                                    -------------------------
Net loss                                                             (743,353)   (1,553,305)

Accumulated deficit - beginning                                    (9,908,695)   (8,355,390)
                                                                  ---------------------------
Accumulated deficit - ending                                      $10,652,048)  $(9,908,695)
                                                                  ===========================
Basic and diluted net loss per share                                    (0.01)        (0.02)
                                                                  ===========================
Weighted average number of shares used in computation
     of basic and diluted net loss per share                      100,000,000    98,539,152
                                                                  ===========================

       The accompanying notes are an integral part of these consolidated financial statements.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Years Ended December 31, 2005 and 2004

                                                                                                             Other
                                                Common Stock                       Stock     Accumulated   Comprehensive
                                            Shares     Par Value      APIC      Subscribed     Deficit     Income (Loss)    Total
                                          ----------- ----------- ------------- ----------- ------------- -------------- ----------

Balance, January 1, 2004                  98,283,620    $ 98,284    $7,183,683   $ 662,000   $ (8,355,390)   $ 149,076   $ (262,347)

Receipt of subscriptions for exercise
    of warrants for 3,500,000 shares
    of Common Stock                                -           -           -       350,000              -            -      350,000

Issuance of stock for consulting services    216,000         216        53,784           -              -            -       54,000

Issuance of stock for settlement of debt     250,000         250        24,750           -              -            -       25,000

Stock options issued to consultant                 -           -       266,436           -              -            -      266,436

Issuance of stock in connection with
    subscription for 1,620,000 shares of
    Common Stock                           1,620,000       1,620       160,380    (162,000)             -            -            -

Issuance of stock in settlement of
    liability for shares to be issued        158,000         158        41,842           -              -            -       42,000

Redemption of shares from related party      (77,620)        (78)           78           -              -            -            -

Redemption of shares related to
    settlement of dispute                   (450,000)       (450)          450           -              -            -            -

Net loss for the year                              -           -             -           -     (1,553,305)           -   (1,553,305)

Foreign currency translation adjustment            -           -             -           -              -       (5,611)      (5,611)
                                                                                                                        ------------
Comprehensive loss                                 -           -             -           -              -            -   (1,558,916)
                                         ------------ ----------- ------------- ----------- --------------- ----------- ------------
Balance, December 31, 2004               100,000,000     100,000     7,731,403     850,000     (9,908,695)     143,465   (1,083,827)

                                                                                                                        Continued -

       The accompanying notes are an integral part of these consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

                                                                                                             Other
                                                Common Stock                       Stock     Accumulated   Comprehensive
                                            Shares     Par Value      APIC      Subscribed     Deficit     Income (Loss)    Total
                                          ----------- ----------- ------------- ----------- ------------- -------------- ----------

Receipt of subscriptions for 8,538,334
    shares of Common Stock                         -           -             -     917,000              -            -      917,000

Redemption of shares from related
    parties                              (16,850,479)    (16,850)       16,850           -              -            -            -

Issuance of stock in connection with
    subscriptions for 15,310,479
    shares of Common Stock                15,310,479      15,310     1,376,690  (1,392,000)             -            -            -

Issuance of stock for various services     1,540,000       1,540       187,460           -              -                   189,000

Net loss for the year                              -           -             -           -       (743,353)           -     (743,353)

Foreign currency translation adjustment            -           -             -           -              -       52,756       52,756
                                                                                                                        ------------
Comprehensive loss                                 -           -             -           -              -            -     (690,597)
                                         ------------ ----------- ------------- ----------- --------------- ----------- ------------
Balance, December 31, 2005               100,000,000    $100,000    $9,312,403   $ 375,000   $(10,652,048)   $ 196,221   $ (668,424)
                                         ============ =========== ============= =========== =============== =========== ============

       The accompanying notes are an integral part of these consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended December 31, 2005 and 2004

                                                                               2005                     2004
                                                                       --------------------     ---------------------
Cash flows from operating activities
Net loss                                                                  $  (743,353)              $(1,553,305)
Adjustments to reconcile net loss to net cash used for
     for operating activities:
          Accrued interest on note receivable-related party                   (11,581)                  (13,627)
          Depreciation                                                              -                     2,689
          Foreign exchange (gain) loss                                        (13,182)                   13,218
          Operating expenses associated with stock based
               transactions                                                    65,000                   575,436
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                  (3,183)                        -
          Inventory                                                           (26,757)                   74,146
          Prepaid expenses                                                     (8,106)                        -
     Increase (decrease) in:
          Accounts payable                                                    (95,500)                  100,941
          Accrued expenses                                                     77,100                    74,051
                                                                       --------------------   ---------------------
                              Net cash used for operating activities         (759,562)                 (726,451)
                                                                       --------------------   ---------------------
Cash flows from financing activities
     Repayment of long-term debt                                               (3,430)                   (3,431)
     Principal payments on note payable - related party                      (100,000)                   (4,000)
     (Repayment) advances from related parties                               (108,629)                   58,000
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                                       917,000                   350,000
                                                                       --------------------   ---------------------
                           Net cash provided by financing activities          704,941                   400,569
                                                                       --------------------   ---------------------
Effects of foreign currency translation adjustment                             52,756                    (5,611)
                                                                       --------------------   ---------------------
                                                Net decrease in cash           (1,865)                 (331,493)
Cash - beginning                                                                4,310                   335,803
                                                                       --------------------   ---------------------
Cash - ending                                                             $     2,445               $     4,310
                                                                       ====================   =====================
Supplemental disclosures of cash flows information
     Cash paid during the period for interest                             $    13,412               $    16,976
                                                                       ====================   =====================
     Issuance of stock to settle accounts payable and
          accrued expenses                                                $    60,000               $    25,000
                                                                       ====================   =====================
     Long-term debt assumed by stockholder as related
          party advances                                                  $   149,880               $         -
                                                                       ====================   =====================
     Accounts payable assumed by stockholder                              $    17,526               $         -
                                                                       ====================   =====================

       The accompanying notes are an integral part of these consolidated financial statements

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the Years Ended December 31, 2005 and 2004

1. NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS

   Advanced  Lumitech,  Inc. d/b/a Brightec ("ADLU" or "Company")  develops and markets  luminescent films incorporating  luminescent or phosphorescent  pigments (the "Luminescent  Product").  These pigments  absorb and remit visible light  producing a "glow" which  accounts for the  terminology
   "glow in the dark." The  Company's  Luminescent  Product  will be sold  primarily  as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films (the
   "Luminescent  Product").  These  films  are  based  on the  Company's  proprietary  and  patented technology,  which enables prints to be of photographic  quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions  appropriate  for commonly  used  commercial  and personal  printing technology, including offset printing, laser inkjet printing, plus a variety of "print on demand"
   digital technologies. The Company offers its products in sheets and rolls.

   The accompanying  consolidated  financial statements have been prepared assuming that the Company will  continue  to  operate  as a going  concern,  including  the  realization  of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company's ability to continue as a going concern has been raised  because the Company has  experienced  significant  operating  losses and negative cash flows from operations since inception.  The Company has sustained cumulative losses of  approximately  $10.65 million through  December 31, 2005 and has a working capital deficit of approximately  $566,000 at that date. The accompanying  consolidated  financial statements do not include  any  adjustments  relating  to the  recoverability  and  classification  of  assets  and liabilities that might be necessary if the Company is unable to continue as a going concern.

   The ability of the Company to continue to operate as a going concern is primarily  dependent upon the ability of the Company to generate the necessary  financing to effectively produce and market
   Brightec  products at  competitive  prices,  to establish  profitable  operations and to generate positive  operating cash flows.  If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying  value of its assets.

   Management  believes that it will continue to be successful in generating the necessary financing to fund the  Company's  operations  through  the 2006  calendar  year;  however,  there can be no assurances that such financing can be obtained.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION AND CONSOLIDATION POLICY
         The  accompanying  consolidated  financial  statements  include  the  accounts  of Advanced
         Lumitech, Inc. and its wholly owned subsidiary,  Brightec SA. All significant  intercompany balances and transactions have been eliminated in consolidation.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting  principles generally accepted in the United States requires  management to make estimates and  assumptions  that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies at the date of the financial statements. Actual results could differ from those estimates.

   ACCOUNTS AND NOTE RECEIVABLE
         Accounts  receivable  and note  receivable  are recorded  net of an allowance  for doubtful accounts based upon management's analysis of the collectibility of the balance. At December
         31, 2005, management believes that no allowance is necessary.

   INVENTORY
         Inventory  is stated at the lower of cost or market  value.  Cost is  determined  using the first-in,  first-out  method.  At December 31, 2005,  inventory  consists of  approximately
         $20,500 of raw  materials,  $36,000 of work in process  and $1,600 of  finished  goods.  At
         December 31, 2004, inventory consists of approximately $19,900 of raw materials,  $7,200 of work in process and $4,300 of finished goods.

   REVENUE RECOGNITION
         The  Company  recognizes  revenue  upon  product  shipment  or when  title  passes and when collection from the customer is probable.

   CONCENTRATIONS OF CREDIT RISK
         The Company places its available cash with a high quality financial institution in amounts, which  occasionally  exceed current federal deposit  insurance  limits.  Senior  management continuously reviews this institution for financial stability.

         In both 2005 and 2004, a limited  number of customers  accounted  for all of the  Company's revenues.  The Company performs  ongoing credit  evaluations of its customers and generally does not require advance payments or collateral.

   FINANCIAL INSTRUMENTS
         The Company's financial instruments consist of cash, accounts receivable, note and interest receivables and debt obligations.  The estimated fair value of these financial  instruments approximates  their carrying value at December 31, 2005 and 2004. The estimated fair values have been  determined  through  information  obtained  from market  sources and  management estimates. The Company does not have any derivative or other financial instruments.

   FOREIGN CURRENCY
         The functional  currency of the Company is the U.S. dollar,  with the Swiss franc being the functional currency of Brightec SA. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   FOREIGN CURRENCY - CONTINUED
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

   COMPREHENSIVE INCOME
         Comprehensive  income is the total of (1) net  income  plus (2) all  other  changes  in net assets arising from non-owner sources, which are referred to as other comprehensive income.
         An analysis of changes in components of accumulated other comprehensive income is presented in Note 8 - Accumulated Other Comprehensive Income.

   RECENT ACCOUNTING PRONOUNCEMENTS
         In December 2004,  the FASB issued SFAS No. 123 (revised  2004),  "Share-Based  Payment," a revision of SFAS No. 123,  "Accounting for Stock-Based  Compensation"  which supersedes APB
         Opinion  No.  25,  "Accounting  for Stock  Issued to  Employees"  and  amends  SFAS No. 95,
         "Statement  of Cash  Flows."  Generally,  the  approach  in SFAS  123(R) is  similar to the approach in SFAS 123. However,  SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options,  to be recognized in the income statement based on their fair  values at the date of grant.  After  adoption,  pro forma  disclosure  is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15,
         2005. The Company is evaluating the alternative under the standard, which it is required to adopt in the first quarter of 2006.

         In March 2005, the SEC issued Staff  Accounting  Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R). In particular, SAB 107 provides  supplemental  implementation  guidance  on SFAS  123(R),  including  guidance  on valuation  methods,  classification of compensation  expense,  inventory  capitalization of share-based compensation cost, income tax effects,  disclosures in Management Discussion of an Analysis and several other issues.  The Company will apply the  principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

         In May 2005,  the FASB  issued SFAS No. 154,  "Accounting  Changes and Error  Corrections,"
         which  replaces  APB  Opinion  No.  20,  "Accounting  Changes"  and SFAS No. 3,  "Reporting
         accounting Changes in Interim Financial Statements," and requires retrospective application to prior periods financial  statements for changes in accounting  principles,  unless it is impracticable to determine either the  period-specific  effects or the cumulative effect of the change.  The  retrospective  application  of the change  would be limited to the direct effects of the  change,  and  indirect  effects  would be  recognized  in the period of the accounting change. the Company is evaluating the impact of this standard, which the Company will adopt effective January 1, 2006.

         In February 2006, the FASB issued SFAS No. 155,  "Accounting  for Certain Hybrid  Financial
         Instruments", an amendment of SFAS No. 133, "Accounting for Derivative

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED
         Instruments  and Hedging  Activities,"  and SFAS No. 140,  "Accounting  for  Transfers  and
         Servicing of Financial Assets and  Extinguishments  of Liabilities."  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133
         to Beneficial Interest in Securitized Financial Assets. SFAS No. 155 (a) permits fair value measurement for any hybrid financial  instrument that contains an embedded  derivative that
         would  otherwise  require  bifurcation,   (b)  clarifies  which  interest-only  strips  and
         principal-only  strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate  interests in securitized  financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded  derivatives,  and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying  special-purpose entity from holding a derivative financial  instrument that pertains to a beneficial  interest other than another derivative financial instrument.  The provisions of SFAS No. 155 are required to be adopted for fiscal years beginning  after September 15, 2006. The Company is currently  evaluating the effects of adopting this financial  accounting  standard,  however,  it currently does not have any hybrid financial instruments to which this financial accounting standard would apply.

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

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   STOCK OPTION PLANS - continued
         Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net loss, as all options  granted to employees under these plans have been granted at no less than fair market value on the date of grant.  The Company  applies the disclosure only provision of Statement of Financial  Accounting Standards ("SFAS") No. 123, "Accounting for
         Stock-based  Compensation"  ("SFAS  123") and SFAS No.  148,  "Accounting  for  Stock-based
         Compensation-Transition  and Disclosure ("SFAS 148") for such employee stock option awards.
         The Company recognizes forfeitures as they occur.

         The Company  accounts for stock option awards granted to  consultants  under the fair value recognition  provisions of SFAS 123. Under this method, options are accounted for using the fair  value  of the  consideration  received  or the  fair  value  of  the  option  granted
         (Black-Scholes option-pricing model), whichever is more reliably measurable.

   FOREIGN OPERATIONS
         There were no revenues generated from operating assets in the Company's foreign operations.
         Operating  expenses include foreign  expenses of approximately  $36,700 and $49,000 in 2005 and 2004, respectively.

3. RELATED PARTY TRANSACTIONS

   NOTES RECEIVABLE DUE FROM RELATED PARTY AND ADVANCES DUE TO RELATED PARTIES
         As of December  31, 2005 and 2004,  a note of $250,000 was  receivable  from the  Company's
         President, who is also a director and stockholder. This loan is due not later than December
         31,  2011,  bears  interest  at 5.05%  and is  full-recourse.  Interest  on the loan is due annually. No interest payments on such loan have been received to date.

         At December  31, 2005 and 2004,  the  Company  owed the  president  $114,472  and  $55,196, respectively,  in  connection  with loans made by him to the Company  during 2005 and 2004, included in  "Advances  from  Related  Parties" on the balance  sheet.  All such loans bear interest at the Internal  Revenue Service short term  "Applicable  Federal Rate" (4.25% and
         2.48% at December 31, 2005 and 2004, respectively).

         During fiscal 2005 and 2004, the Company  recognized net interest income of $10,867 (net of interest  expense of $1,758) and $13,267,  respectively,  on the above note  receivable and advances.  As of December 31, 2005 and 2004, net accrued  interest of $ 50,331 and $38,750, respectively, was receivable from the president.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

3. RELATED PARTY TRANSACTIONS - CONTINUED

   TRANSACTIONS WITH AFFILIATED COMPANIES AND PERSONS
         In 2004, a company owned by the Company's principal  stockholder  received  compensation in the amount of $37,500 for consulting  services  provided by the stockholder to the Company.
         In 2005 and 2004, the principal  stockholder  also received  compensation  in the amount of
         $56,667 and $52,500,  respectively,  for consulting  services  provided to the Company.  At
         December 31, 2005,  accrued  expenses  included  $80,985 due to stockholders for consulting services  rendered.  At December  31,  2004,  accounts  payable  included  $38,000 for such services.

         In December 2004, the principal  stockholder advanced the Company $9,000, on a non-interest bearing  basis;  the advance was repaid in January  2005.  In December  2005, a stockholder advanced  the  Company  $8,500,  on a  non-interest  bearing  basis,  which is  included in
         "Advances from Related Parties" on the balance sheet.

         During  2005,  the  Company  accrued  $44,318  in  consulting  fees for work  performed  in connection  with SEC compliance.  As of December 31, 2005, the accrued  consulting fees had not been paid to the former consultant, who is also a stockholder of the Company.

   OTHER
         At  December  31,  2004,  $20,000  was  owed  to a  Netherlands  company,  whose  principal stockholder  is a  stockholder  of the  Company.  The Company and the  Netherlands  company entered  into an  agreement  in April 2005 to settle  this  obligation  by the  issuance of
         100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

         Other related party debt is described in Notes 4 and 5. Redemption of related party shares is described in Note 7.

4. NOTES PAYABLE TO RELATED PARTY
         In December  2002,  the Company  borrowed  $50,000 from its principal  stockholder  under a convertible  demand  promissory  note, which bore interest at 8% and was payable in full on demand  within  one  year.  The note was  convertible  into  that  number  of shares of the
         Company's Common Stock determined by dividing the unpaid  principal  amount,  together with all accrued but unpaid  interest on the note, at the conversion  date by $0.10,  subject to certain  adjustments.  At December 31, 2004,  $50,000,  was outstanding under this note and accrued  interest of $3,575 was due on the note. In the first quarter of 2005,  the Company repaid this note and all accrued interest.

         In 2003, the Company issued a second convertible demand promissory note to this stockholder to borrow up to an additional  $55,000 with the same terms as the $50,000 note. At December
         31, 2004, $50,000,  was outstanding under this note and accrued interest of $2,997 was due.
         In April 2005, the Company repaid this note and all accrued interest.

         In fiscal  2005 and 2004,  interest  expense  on these two  notes was  $2,227  and  $8,734, respectively.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

5. LONG-TERM DEBT

         As of December 31, 2004,  $166,491 was outstanding in connection with a 2002 agreement with the mother-in-law of the Company's President.  This agreement provided for the repayment of
         2,000 Swiss francs of principal  each January 1 and July 1, together with accrued  interest on the  unpaid  balance  payable  quarterly  at the rate of 4.25% per  annum.  The  Company recorded  interest  expense with respect to this obligation for 2005 and 2004 of $4,596 and
         $7,562,  respectively.  This obligation was denominated in Swiss francs and at each balance sheet date the outstanding debt was translated to U.S. dollars and any required  adjustment was recorded in the cumulative  translation adjustment account within the equity section of the balance sheet.

         During the year ended December 31, 2005, the Company's President assumed personal liability for the repayment of the entire debt and accordingly,  the balance of the debt,  translated into U.S.  dollars as of December  31, 2005,  $149,880  has been  included in the amount of
         "Advances from related parties" on the balance sheet of $ 114,472 as of December 31, 2005.

6. ACCRUED EXPENSES

   At December 31, 2005 and 2004, accrued expenses consist of the following:

                                                         2005                      2004
                                                -------------------------  -----------------------

          Executive officer compensation            $    112,500                 $           -
          Professional fees                               97,639                       171,122
          Employee Compensation                           30,000                             -
          Payroll and othercompensation                    2,979                             -
          Consulting fees and other                       37,201                        64,000
          Interest                                             -                         8,097
                                               ------------------------   -----------------------
                                                    $    280,319                 $     243,219
                                               =========================  =======================
7. COMMON STOCK

   NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
         Under the  Company's  charter,  100,000,000  shares of $.001  par  value  Common  Stock are authorized. As of December 31, 2005 and 2004, 100,000,000 shares of Common Stock are issued and  outstanding  and the Company  has  committed  to issue an  additional  23,153,099  and
         13,394,765  shares,  respectively.   It  is  anticipated  that  a  vote  of  the  Company's
         stockholders  to increase  the number of shares of common  stock  authorized  will occur in
         2006.

         In January  2004, a stockholder  exercised  warrants to purchase an aggregate of 3,500,000, shares  of the  Company's  common  stock at an  exercise  price of $0.10  per  share for an aggregate exercise price of $350,000.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

7. COMMON STOCK - CONTINUED

   NUMBER OF SHARES OF COMMON STOCK AUTHORIZED - CONTINUED
         In the first and second  quarters of 2004,  the Company  agreed to issue 216,000  shares of common  stock  valued at $0.25 per share or $54,000 for  consulting  services.  The 216,000 shares were issued in December 2004.

         In the fourth quarter of 2004, 250,000 shares of common stock,  valued at $0.10 or $25,000, were issued under agreement to settle indebtedness incurred for consulting services.

   On April 6, 2005, the following issuances of common stock occurred:

         5,357,145  shares of common stock were issued to a stock  subscriber,  in  connection  with stock subscriptions received on October 3, 2003, November 5, 2003 and November 24, 2003.

   ISSUANCES OF COMMON STOCK
         1,000,000  shares of common stock were issued to a stock  subscriber,  in connection with a stock subscription received on November 30, 2003.

         250,000  shares of common stock were issued to a stock  subscriber,  in  connection  with a stock subscription received on December 10, 2003.

         4,120,000  shares of common stock were issued to various stock  subscribers,  in connection with various stock  subscriptions  received  during the first quarter of 2005 and 3,500,000 shares were issued in connection with the exercise of a warrant during the first quarter of
         2004.

         On August 23, 2005,  583,334 shares of common stock were issued to a stock  subscriber,  in connection with a stock subscription received on August 22, 2005.

         On December 21, 2005, 500,000 shares of common stock were issued to a stock subscriber,  in connection with a stock subscription received on August 30, 2005.

   STOCK SUBSCRIBED
         Stock subscribed  represents  amounts  received for equity  investments for which shares of common stock remain unissued at December 31, 2005 and 2004.

         As of December  31, 2003,  1,250,000  shares of common  stock,  previously  sold,  remained unissued.

         In  October  2003,  the  Company  sold  1,785,715  shares of common  stock and a warrant to purchase  3,571,430 shares of common stock, at an exercise price of $0.07 per share, for an aggregate purchase price of $125,000.  In November 2003,  warrants to purchase an aggregate of 3,571,430 shares of the Company's common stock for an aggregate exercise

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

7. COMMON STOCK - continued

   STOCK SUBSCRIBED - CONTINUED
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

         On April 6, 2005, the Company issued the total amount of subscribed  shares  outstanding as of December 31, 2004, with an aggregate purchase price of $850,000.

         On various  dates in 2005,  the Company  sold  5,203,334  shares of common  stock,  with an aggregate  cost of $542,000,  and a warrant for 3,335,000  shares of common stock,  with an aggregate  cost of $375,000 was exercised.  On April 6, 2005,  5,203,334 of the shares sold were issued.

         As a result of the above  transaction  in 2005,  3,335,000  shares of common  stock with an aggregate  purchase price of $375,000 are subscribed but remain unissued as of December 31,
         2005.

   LIABILITY FOR SHARES TO BE ISSUED
         Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services  provided or the settlement of debt.  Such shares remain  unissued at
         December 31, 2005 and 2004.

         As of December 31,  2003,  1,648,000  shares of common  stock,  with an aggregate  value of
         $254,000, were committed but unissued as of December 31, 2003.

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

         During the first  quarter of 2005,  the Company  agreed to issue  120,000  shares of common stock valued at $0.25 per share in exchange for public relations  services received with an aggregate value of $30,000.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

7. COMMON STOCK - CONTINUED

   LIABILITY FOR SHARES TO BE ISSUED - CONTINUED

   On April 6, 2005, the following transactions occurred:

         Pursuant to an agreement  reached in 2002, the Company issued 90,000 shares of common stock valued  at $0.10  per share in  satisfaction  of  outstanding  liabilities  for  consulting services valued at $9,000.

         Pursuant to an agreement  reached in 2003, the Company issued 50,000 shares of common stock valued  at $0.10 per share in  satisfaction  of  outstanding  liabilities  for  commissions payable valued at $5,000.

         Pursuant to an agreement reached in 2003, the Company issued 400,000 shares of common stock valued  at $0.25 per share in  satisfaction  of  outstanding  liabilities  for  commissions payable valued at $100,000.

         Pursuant to an agreement  reached in 2004,  the Company issued  1,000,000  shares of common stock valued at $0.075 per share in satisfaction of outstanding  liabilities for consulting services valued at $75,000.

         On April 20, 2005,  the Company  agreed to issue  100,000  shares of common stock valued at
         $0.20 per share in satisfaction of outstanding liabilities of $20,000.

         On August 22, 2005, the Company agreed to issue 1,000,000  shares of common stock valued at
         $0.075 per share in exchange for consulting services valued at $ 75,000.

         As a result of the above transactions, 2,890,000 shares with an aggregate value of $403,000 are committed but unissued as of December 31, 2005.

   REDEMPTION OF SHARES
         In December  2004,  the  Company's  President  agreed to allow the Company to redeem 77,620 shares of his common  stock for no  consideration  in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company.

         In  connection  with  the  settlement  of a  dispute  with a  company  and  certain  of the individuals who had provided  consulting  service,  the Company  redeemed 450,000 shares of common  stock in  September  2004 for no  consideration.  These  shares had been  issued in
         January 2001.

         On April 6, 2005 and December 21, 2005,  the majority  stockholder of the Company agreed to allow the Company to redeem  16,267,145  shares of his common stock for no consideration in order to  allow  the  Company  to  fulfill  its  commitments  to issue  shares  to  various consultants and investors in the Company.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

7. COMMON STOCK - CONTINUED

   REDEMPTION OF SHARES
         On August 23, 2005, a  stockholder  and former  officer of the Company  agreed to allow the
         Company to redeem 583,334 shares of his common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares an investor in the Company.

         With respect to the shares redeemed by the Company from its majority stockholder and former officer,  the Company will use its best efforts to increase the number of authorized shares of its common stock as soon as reasonable  practicable  and,  upon such event,  replacement shares (adjusted for any  recapitalization  transactions)  will be issued for no additional consideration to these individuals.

   STOCK OPTIONS
         The Company's 1999 stock option/stock  issuance plan (the 1999 Plan) provides for the grant by the Company of  options,  awards or rights to  purchase  up to  5,000,000  shares of the
         Company's  common stock,  which  generally  vest over a five-year  period and terminate ten years  from the date of  grant.  These  options  are not  transferable,  except  by will or domestic relations order. There were no options granted,  exercised, or cancelled under the
         1999 Plan,  during the years ended  December 31, 2005 and 2004.

         As of December 31, 2005 and 2004,  options to purchase  2,800,000  shares of the  Company's common stock had been granted under the 1999 Plan,  of which options to purchase  1,600,000 shares of the Company's common stock had been cancelled, options to purchase 200,000 shares of the Company's  common stock had been exercised and options to purchase  1,000,000 shares of the Company's common stock remain  outstanding and were fully vested prior to January 1,
         2004.  Outstanding  options to purchase 1,000,000 shares of common stock are exercisable at an exercise price of $0.50 per share.  At December 31, 2005 and 2004,  3,800,000  shares of the Company's common stock remained available for grant under the 1999 Plan.

         In the  second  quarter  of 2005,  the  Company's  Board of  Directors  granted  options to employees  and/or  directors to purchase  20,000,000  shares of common stock at an exercise price of $0.12 per share,  to be fully vested as of April 28, 2005, and  exercisable  for a period of ten years.  However,  these  options  cannot be  exercised  because the number of potential  common  shares to be issued upon  exercise of the options  exceeds the number of shares  authorized  under the  Company's  charter.  Any increase to the number of shares of common stock the Company is authorized to issue requires the approval of the  Stockholders, which has not yet occurred.  Awards made that are subject to  shareholder  approval are not deemed to be granted for accounting purposes until that approval is obtained.  Accordingly, any  obligation  related to these  options has not yet been  estimated  for  disclosure  in accordance with the Company's accounting policies.

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

7. COMMON STOCK - CONTINUED

   STOCK OPTIONS - CONTINUED
         In  addition  to the 1999  Plan,  in 2004 the  Company  granted  to a former  consultant  a non-qualified stock option to purchase 4,462,911 shares of the Company's common stock at an exercise price of $0.10 per share.  The option is fully vested and is  exercisable  through
         September  2007.  The fair value of these  options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal year 2004:
         risk-free  interest rate of 3.1%; no dividend  yield;  an expected life of the options of 3 years;  and a  volatility  factor of 18%.  As a result  of this  transaction,  the  Company recorded $266,436 of non-cash consulting expense.

         On June 27,  2005,  the  Company's  Board of  Directors  approved  the  granting of another non-qualified  stock  option  to  another  consultant  to  purchase  500,000  shares of the
         Company's  Common Stock at an exercise  price of $.001 per share for a period of ten years, but vesting only upon a change of control of the Company.  Shares purchased pursuant to the exercise of this option,  should vesting  occur,  cannot be issued until such a time as the
         Company increases the number of shares of common stock it is authorized to issue.

         Also, on April 28, 2005 the Company issued a warrant to a shareholder to purchase 3,600,000 shares of Common Stock at an exercise  price of $0.12 per share,  or an aggregate  purchase price of $432,000,  in exchange for the exercise by the shareholder of existing warrants to purchase 3,335,000 shares of Common Stock with an aggregate exercise price of $375,000.  On
         August 22, 2005,  the  shareholder  exercised  warrants to purchase  583,334  shares of the
         Company's  Common  Stock for an  aggregate  purchase  price of $ 70,000 or $0.12 per share.
         These shares remain unissued and as of December 31, 2005,  warrants for 3,016,666 shares of the Company's Common Stock remain outstanding and unexercised.

8. OTHER COMPREHENSIVE INCOME

   For the year ended December 31, 2005, other comprehensive income is comprised of the following:

     Foreign currency translation adjustment

     Accounts payable                                                     $         1,984
     Long-term debt                                                                13,182
     Reclassification adjustment                                                   37,590
                                                                         ------------------
                    Net foreign currency translation adjustment                    52,756
                                                                         ------------------
                    Other comprehensive income                            $        52,756
                                                                         ==================

                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           For the Years Ended December 31, 2005 and 2004

8. OTHER COMPREHENSIVE INCOME - CONTINUED

    For the year ended December 31, 2004, other comprehensive income is comprised of the following:

     Foreign currency translation adjustment

     Accounts payable                                                     $           6,002
     Long-term debt                                                                 (11,613)
                                                                         --------------------
             Net foreign currency translation adjustment                             (5,611)
                                                                         --------------------
             Other comprehensive income                                   $          (5,611)
                                                                         ====================

9. INCOME TAXES

    The Company has not calculated  the tax benefits of its net operating  losses as of December 31,
    2005 and 2004 since it does not have the  required  information.  The  Company has not filed its federal and state returns for 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended.  For  financial  statement  purposes,  as of December 31,  2005,  the Company has cumulative  book losses in the United States of  approximately  $8,429,000 and in Switzerland of approximately  2,540,000  Swiss  francs.  Utilization  of net  operating  loss  and  tax  credit carryforwards  in the United  States,  when  determined,  may be subject to  substantial  annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the  expiration  of net  operating  losses and tax credit  carryforwards  before  full utilization.  An Internal Revenue Code Section 382 loss carryforward limitation may apply to the portion of the loss incurred prior to the  recapitalization  by the sale of the Company's common stock in 2002.

    Due to the  uncertainty  over the  Company's  ability to utilize  these  operating  losses,  any deferred tax assets, when determined, would be fully offset by a valuation allowance.

10. RECLASSIFICATION

    Certain items in the 2004 financial  statements have been reclassified to conform to the current year  presentation.  No change in previously  reported net loss or accumulated  deficit resulted from these reclassifications.

11. COMMITMENTS

    The Company rents office space as a tenant-at-will.

    Rent expense was $24,031 and $21,800 in 2005 and 2004, respectively.

12. SUBSEQUENT EVENTS

    Through March 31, 2006, the Company obtained $118,500 through subscriptions for 91,668 shares of common stock and issuance of 195,834 shares of common stock.

