Form 10QSB
period 2006-03-31
ADVANCED LUMITECH INC
filed 2006-06-30
CIK 894537

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

                            For the quarterly period ended   March 31, 2006
                                                          ---------------------
                                                    or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                Commission File Number:    033-55254-27
                                                       ---------------------

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

                                           (508) 647-9710
                                     ---------------------------
                                     (Issuer's telephone number)

              Securities registered pursuant to Section 12(b) of the Exchange Act:   None
                                                                                  ----------

                Securities registered pursuant to Section 12(g) of the Exchange Act:

                                    Common Stock, $.001 par value
                                   -------------------------------
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

The Company had 100,000,000  shares of Common Stock,  $.001 par value,  issued and outstanding as of
June 27, 2006.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

====================================================================================================

                                                INDEX

                                                                                          Page Number
Part I.    FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Balance Sheet at March 31, 2006                                     4

                  Consolidated Statements of Operations and Accumulated
                  Deficit and Comprehensive Income For the Three Months
                  Ended March 31, 2006 and 2005.                                                   5

                  Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 2006 and 2005                                          6

                  Notes to Consolidated Financial Statements                                  7 - 12

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                      13- 16

     Item 3.      Controls and Procedures                                                         17

Part II.   Other Information

     Item 1.      Legal Proceedings                                                               18

     Item 2.      Unregistered Sales of Equity and Use of Proceeds                                18

     Item 3.      Defaults Upon Senior Securities                                                 18

     Item 4.      Submission of Matters to a Vote of Security Holders                             18

     Item 5.      Other Information                                                               18

     Item 6.      Exhibits and Reports on Form 8-K                                                19

Signatures                                                                                        20

Exhibit Index                                                                                     21

Exhibit31         Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C
                  Section 1850, As Adopted Pursuant to Section 302 of the  Sarbanes-Oxley Act
                  of 2002. (filed herewith)                                                       E1

Exhibit32         Certification  of Chief  Executive and Financial  Officer  Pursuant to Rule
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
ABILITY OF THE COMPANY TO COMPETE  SUCCESSFULLY IN THE FUTURE.  FURTHER  INFORMATION ON FACTORS THAT
COULD CAUSE  ACTUAL  RESULTS TO DIFFER  FROM THOSE  ANTICIPATED  IS DETAILED  HEREIN IN ITEM 2, RISK
FACTORS,  AND IN VARIOUS  FILINGS  MADE BY THE  COMPANY  FROM TIME TO TIME WITH THE  SECURITIES  AND
EXCHANGE COMMISSION. ANY FORWARD-LOOKING STATEMENTS SHOULD BE CONSIDERED IN LIGHT OF THOSE FACTORS.

                                    PART 1. FINANCIAL INFORMATION
                                    ITEM 1. FINANCIAL STATEMENTS

                               Advanced Lumitech, Inc. and Subsidiary
                                     Consolidated Balance Sheet
                                           March 31, 2006
                                             (Unaudited)

                                               ASSETS

Current assets
     Cash                                                                             $      21,172
     Inventory                                                                               54,128
     Prepaid expenses                                                                         2,042
                                                                              ----------------------
                                            TOTAL CURRENT ASSETS                             77,342

Office and photographic equipment, net                                                            -

Interest receivable from related party                                                       52,329
Note receivable from related party                                                          250,000
                                                                              ----------------------
                                                    TOTAL ASSETS                      $     379,671
                                                                              ======================

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                                 $     188,521
     Accrued liabilities                                                                    320,232
     Liability for shares to be issued                                                      403,000
     Advances from related parties                                                          113,772
                                                                              ----------------------
                                       TOTAL CURRENT LIABILITIES                          1,025,525
                                                                              ----------------------
Stockholders' deficit
     Common stock                                                                           100,000
     Additional paid-in capital                                                           9,335,903
     Stock subscribed                                                                       470,000
     Accumulated deficit                                                                (10,751,954)
     Accumulated other comprehensive income (loss)                                          200,197
                                                                              ----------------------
                                     TOTAL STOCKHOLDERS' DEFICIT                          (645,854)
                                                                              ----------------------
                                           TOTAL LIABILITIES AND
                                           STOCKHOLDERS' DEFICIT                      $     379,671
                                                                              ======================

              The accompanying notes are an integral part of these financial statements

                               Advanced Lumitech, Inc. and Subsidiary
                              Consolidated Statements of Operations and
                            Accumulated Deficit and Comprehensive Income
                                             (Unaudited)

                                                      For the Three Months Ending March 31,
                                                       2006                        2005
                                               ------------------------    ------------------------
Sales                                                    $       3,576               $      35,442

Cost of sales                                                    1,760                      34,103
                                               ------------------------    ------------------------
Gross profit                                                     1,816                       1,339
                                               ------------------------    ------------------------

Operating expenses
     Research and development                                   22,788                      18,594
     Selling and marketing                                       2,466                      33,452
     General and administrative                                 78,486                     112,295
                                               ------------------------    ------------------------
                                                               103,740                     164,341
                                               ------------------------    ------------------------
Operating loss                                                (101,924)                   (163,002)

Other income (expense), net                                      2,018                       (138)
                                               ------------------------    ------------------------
Net loss                                                       (99,906)                   (163,140)

Accumulated deficit - beginning                            (10,652,048)                 (9,908,695)
                                               ------------------------    ------------------------
Accumulated deficit - ending                           $   (10,751,954)            $   (10,071,835)
                                               ========================    ========================
Basic and diluted loss per share                               $     -                     $     -
                                               ========================    ========================
Basic and diluted weighted average
    common shares outstanding                              100,000,000                 100,000,000
                                               ========================    ========================
COMPREHENSIVE LOSS:
     Net loss                                          $       (99,906)             $     (163,140)
     Foreign translation adjustment                              3,976                           -
                                               ------------------------    ------------------------
     Comprehensive loss                                $       (95,930)             $     (163,140)
                                               ========================    ========================

              The accompanying notes are an integral part of these financial statements

                               Advanced Lumitech, Inc. and Subsidiary
                           Condensed Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                 For the Three Months Ended March 31,
                                                                2006                 2005
                                                              -----------------    -----------------

Cash flows from operating activities

Net loss                                                        $     (99,906)       $    (163,140)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party          (1,998)              (1,516)
          Stock based compensation                                           -               30,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                            3,183             (31,912)
          Inventory                                                      3,977              (1,176)
          Prepaid expenses                                               6,064                    -
     Increase (decrease) in:
          Accounts payable                                            (45,782)            (111,290)
          Accrued liabilities                                           39,913               23,461
                                                              -----------------    -----------------
            Net cash used for operating activities                     (94,549)            (255,573)
                                                              -----------------    -----------------
Cash flows from financing activities
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                                118,500              412,000
     Advances received from related parties                             47,800                    -
     Repayment of advances from related party                         (57,000)             (32,000)
     Principal payments on long-term debt                                    -              (2,593)
     Principal payments on note payable - related party                      -             (50,000)
                                                              -----------------    -----------------
             Net cash provided by financing activities                 109,300              327,407
                                                              -----------------    -----------------
Effects of changes in foreign exchange rates                             3,976              (2,787)
                                                              -----------------    -----------------
Net increase in cash                                                     8,727               69,047

Cash - beginning                                                         2,445                4,310
                                                              -----------------    -----------------
Cash - ending                                                     $     21,172         $     73,357
                                                              =================    =================

Supplemental disclosures of cash flows information:

     Cash paid during the period for interest                         $     -          $      9,766
                                                              =================    =================

              The accompanying notes are an integral part of these financial statements

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

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

2. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements at March 31, 2006 and for the three-month  period then ended includes the accounts of the Company and its wholly-owned  subsidiary
(Brightec S.A.). All inter-company  transactions and balances have been eliminated in consolidation.
In our opinion,  these unaudited condensed  consolidated  financial statements have been prepared on the same basis as the audited  consolidated  financial  statements  included in our Annual Report on
Form 10-KSB for the year ended December 31, 2005, and include all adjustments, necessary to make the financial  statements not misleading.  Certain footnote  disclosures  normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance  with rules of the  Securities and Exchange  Commission for  interim  reporting.  These  condensed  consolidated  financial  statements  should  be  read in conjunction with the audited consolidated financial statements included in our Annual Report on Form
10-KSB for the year ended December 31, 2005.

3. LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital  deficit of $948,183 and an accumulated  deficit of $10,751,954 at
March 31, 2006, and recurring net losses since inception.  The ability of the Company to continue to operate as a going  concern is  primarily  dependent  upon the  ability of the  Company to raise the necessary  financing,  to effectively produce and market Brightec products at competitive prices, to establish profitable  operations and to generate positive operating cash flows. If the Company fails to raise funds,  or the Company is unable to generate  operating  profits and  positive  cash flows, there are no  assurances  that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management  believes that it will  continue to be  successful in raising the necessary  financing to fund the Company's  operations through the 2006 calendar year;  however,  there can be no assurances that such financing can be obtained.  See Note 11 - Subsequent Event.

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

4.  EARNINGS (LOSS) PER SHARE
The Company  computes  earnings or loss per share in  accordance  with SFAS No. 128,  `Earnings  per
Share'.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted  average number of common shares  outstanding.  Diluted  earnings per share reflect the potential  dilution that could occur if  securities  or other  agreements to issue common stock were exercised or converted into common stock,  only in the periods in which the effect is dilutive.  The following  securities have been excluded from the calculation of net loss per share, as their effect would be antidilutive:

                                                                     2006             2005
                                                                    -----            -----
                     Warrants (weighted average)                  4,288,968              -

5. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2006:

                    Raw materials                             $           20,475
                    Work in process                                       32,052
                    Finished goods                                         1,601
                                                        --------------------------
                                                              $           54,128
                                                        ==========================

6. INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of March 31, 2006 and
December  31, 2005 since it does not have the  required  information.  The Company has not filed its federal and state  corporate tax returns for years ended  December 31, 2005,  2004,  2003,  2002 and
2000.  The tax  return  filed for 2001  will need to be  amended.  Due to the  uncertainty  over the
Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

7. RELATED PARTY TRANSACTIONS
As of March 31, 2006, a ten year note of $250,000 was receivable from the Company's  president,  who is also a director and stockholder. The note, due no later than December 31, 2011, bears interest at a fixed  rate of 5.05% and is  full-recourse.  Interest  on the note is  accrued  quarterly  and due annually.  No interest  payments on such note have been  received  to date.  The Company  recognized interest income of $3,113 for each of the three month periods ended March 31, 2006 and 2005.

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

7. RELATED PARTY TRANSACTIONS - continued
At December 31, 2005,  the Company owed the president  $114,472 in connection  with advances made by him to the Company  during 2005 and in prior years.  During the  three-month  period ended March 31,
2006, he made advances to the Company of $9,300 and the Company  repaid  $37,000 of the  outstanding advances  due. As such,  the balance  owed at March 31, 2006 was  $86,772.  All such  advances  bear interest at the Internal  Revenue Service short term  "Applicable  Federal Rate" (4.49% at March 31,
2006)  calculated  and accrued  monthly.  For the three  months  ended March 31, 2006 and 2005,  the
Company incurred $1,095 and $3,380 of interest expense on the outstanding advances.

The Company  offsets the amount of interest  expense  recognized  on  outstanding  cash advances due against the amount of interest income recognized on the outstanding note receivable. As of March 31,
2006, net interest  receivable from the Company's president was $51,634.  In addition to the amounts described above, certain shareholders have made unsecured, non-interest bearing cash advances to the
Company,  without  specific  repayment  terms. As of December 31, 2005, one shareholder  made a cash advance of $8,500. During the three month period ended March 31, 2006, another shareholder made cash advances of $38,500 and the Company  repaid  $20,000 of those  advances.  As of March 31, 2006,  the amount of outstanding cash advances due to these  shareholders,  included on the balance sheet under
"Advances from related parties" was $27,000.

8. COMMON STOCK

NUMBER OF SHARES OF COMMON STOCK  AUTHORIZED,  ISSUED AND OUTSTANDING
Under the Company's charter,  100,000,000 shares of $.001 par value common stock are authorized.  As of March 31, 2006, all of the shares of common stock were issued and outstanding.

On  various  dates  through  March 31,  2006,  the  Company  entered  into  agreement  with  various shareholders to redeem  17,123,933  shares of common stock in order to permit the Company to issue a like number of shares of Common Stock to other investors who held subscriptions for shares of Common
Stock.  Under the agreement,  the  shareholders are to receive no compensation for the redemption of their respective securities.

The Company had entered  into  agreements  with  various  vendors to issue shares of common stock in satisfaction of amounts payable for services rendered to the Company during 2005 and in prior years.
In addition,  there is stock subscribed  representing  equity investments for which shares of common stock have not been issued (see  below).  The total  number of shares to be issued at March 31, 2006 amounted to 7,016,668.

In total, as of March 31, 2006, the Company was committed to issue an additional  24,140,601  shares of common stock. It is anticipated that a vote of the Company's  stockholders to increase the number of shares of common stock will occur during 2006.

ISSUANCES OF COMMON STOCK
On January 27, 2006, a stockholder  partially  exercised  warrants to purchase 195,834 shares of the
Company's common stock at an exercise price of $0.12 per share,  for an aggregate  exercise price of
$23,500.

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

8. COMMON STOCK - continued

STOCK SUBSCRIBED
Stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at March 31, 2006.

As of December 31, 2005,  3,335,000 shares of the Company's common stock with an aggregate  purchase price of $375,000 were subscribed but remained  unissued.  On February 17, 2006,  March 10, 2006 and
March 19, 2006, the Company received stock  subscriptions for 83,334,  291,667 and 416,667 shares of common  stock,  respectively,  with  aggregate  purchase  prices of $10,000,  $35,000  and  $50,000, respectively. These shares remain unissued as of March 31, 2006.

As a result of the above transactions, 4,126,668 shares with an aggregate purchase price of $470,000 are subscribed but unissued as of March 31, 2006.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services  provided or the  settlement  of debt. As of March 31, 2006,  2,890,000  shares with an aggregate value of $403,000 were committed but unissued.

During the three month period ended March 31, 2006,  there were no  commitments  entered into by the
Company,  for the issuance of shares of common stock in satisfaction of amounts payable for services rendered to the Company.

REDEMPTION OF SHARES
As of December 31, 2005, the Company's  president and other stockholders agreed to allow the Company to redeem 16,928,099 shares of their common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares to various investors, consultants and vendors.

On January 27, 2006, one of these  shareholders and relative of the Company's  president,  agrees to allow the Company to redeem an additional  195,834 shares of his common stock for no  consideration, in order to fulfill the Company's  obligation to another shareholder under the partial exercise of a stock warrant, for the same number of shares.

The Company  will use its best  efforts to increase  the number of  authorized  shares of its common stock as soon as reasonably  practicable and, upon such event, it will issue 17,123,933  replacement shares (adjusted for any recapitalization transactions) for no additional consideration.

ISSUANCES OF WARRANTS
On January 27, 2006,  the Company  issued the Jeffrey  Stern  Revocable  Trust a warrant to purchase
2,000,000 shares of common stock at $.12. The warrant expires on January 26, 2009.

On March 19, 2006, the Company issued to an investor, a warrant to purchase 416,667 shares of common stock at $.12. The warrant expires on March 18, 2007.

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

9. STOCK OPTIONS
In the second quarter of 2005, the Company's Board of Directors  granted options to employees and/or directors to purchase  20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully  vested as of April 28,  2005 and  exercisable  for a period of ten years.  However,  these options cannot be exercised because the number of potential common shares to be issued upon exercise of the options exceeds the number of shares authorized under the Company's charter.  Any increase to the number of shares of common stock the Company is authorized to issue requires the approval of the
Stockholders,  which has not yet occurred.  Awards made that are subject to shareholder approval are not deemed to be granted for accounting purposes until that approval is obtained.  Accordingly,  any obligation related to these options has not yet been estimated for disclosure in accordance with the
Company's accounting policies.

Effective  January 1, 2006,  the Company  adopted SFAS  Statement No.  123(R) "Share Based  Payment"
("SFAS  123(R))  utilizing the  "modified  prospective"  method as described in SFAS 123(R).  In the
"modified prospective" method,  compensation cost is recognized for all share-based payments granted after the  effective  date and for all unvested  awards  granted  prior to the  effective  date.  In accordance with SFAS 123(R),  prior period amounts were not restated.  SFAS 123(R) also requires the tax benefits associated with these share-based  payments to be classified as financing activities in the  Statement  of Cash  Flows,  rather  than  operating  cash  flows  as  required  under  previous regulations.  There was no effect to the Company's  financial position or results of operations as a result of the adoption of this Standard.

Prior to the effective  date, the Company  accounted for  stock-based  employee  compensation  under
Accounting  Principles Board Opinion No. 25,  "Accounting for Stock Issued to Employees" and related interpretations.

There were no stock  options  granted to employees of the Company  during the fiscal  quarter  ended
March 31, 2006.

Stock options and warrants granted to non-employees  are recorded at their fair value, as determined in accordance  with SFAS 123(R) and Emerging  Issues Task Force  Consensus No. 96-18 and  recognized over the related service period.

                               Advanced Lumitech, Inc. and Subsidiary
                       Notes to Consolidated Financial Statements (Unaudited)
                              For the Three Months Ended March 31, 2006

10. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS Statement No. 155,  "Accounting for Certain Hybrid  Financial
Instruments", which amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of
Financial Assets and  Extinguishment  of Liabilities".  SFAS 155 amends SFAS 133 to narrow the scope exception for  interest-only  and  principal-only  strips on debt  instruments  to include only such strips representing  rights to receive a specified portion of the contractual  interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow  qualifying  special-purpose  entities to hold a passive  derivative  financial  instrument  pertaining  to  beneficial  interests  that  itself is a derivative  instruments.  The  adoption  of the  provisions  of SFAS 155 is not  expected  to have a material impact on the Company's financial position or results of operations.

11. SUBSEQUENT EVENT

On June 8, 2006,  Advanced Lumitech,  Inc., a Nevada  corporation (the "Registrant")  entered into a loan and security  agreement  (the "Loan  Agreement")  with  Ross/Fialkow  Capital  Partners LLP, as trustee of Brightec Capital Trust, a Massachusetts  nominee trust, as lender  ("RFCP"),  pursuant to which the  Registrant  may borrow up to $750,000 for a term  expiring June 8, 2007. On June 8, 2006, the Registrant  drew $350,000 of the loan, out of which it paid the commitment fee described  below.
All amounts  borrowed under the Loan Agreement will be due on June 8, 2007 (subject to  acceleration at the  discretion of RFCP in the event of a default).  The loan is evidenced by a convertible  note
(the  "Convertible  Note"  or the  "Note").  The  principal  terms  of the  Loan  Agreement  and the
Convertible Note are as follows:

a. Due date: June 8, 2007,  subject to acceleration upon an Event of Default (as defined in the Loan
Agreement) at the discretion of RFCP.
b. Interest rate: 20% per year.
c. Interest payment dates: Monthly commencing July 8, 2006. d. Commitment fee paid to RFCP: $37,500.
e. Conversion  right: The principal amount of the loan plus accrued but unpaid interest,  if any, is convertible  at any time prior to payment,  at the election of RFCP,  into the  Registrant's  common stock at the rate of $0.12 per share.  If the full  principal  amount of the loan were  advanced and converted,  the number of shares of common stock issuable upon  conversion  would be 6,250,000 (such shares, the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.
f. Common stock purchase warrant (the "Warrant") has been issued to RFCP to purchase up to 1,500,000 shares (the "Warrant  Shares") of the  Registrant's  common stock at an exercise  price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carry piggy-back registration rights.
g.  Collateral  and other  security:  All  assets of the  Registrant,  including  all  assets of the
Registrant's wholly owned subsidiary,  Brightec,  S.A., a Swiss corporation (the "Subsidiary"),  and including a pledge of the capital stock of the Subsidiary;  the Subsidiary has fully  guaranteed the payment and performance of the Loan Agreement, the Convertible Note and the Warrant.
h.  Representations  and covenants:  The Loan Agreement  contains  customary  representations by the
Registrant as borrower,  including a prohibition on the payment of dividends or other  distributions on the Registrant's common stock. i. Events of Default:  The Loan Agreement and the Convertible Note
contain  customary  Events of Default which, if not waived by RFCP, would entitle RFCP to accelerate the due date of the Note.

EVENTS OF  DEFAULT:  The  Events of  Default  include a change in the in the  condition  or  affairs
(financial  or otherwise)  of the  Registrant  which in the  reasonable  opinion of RFCP  materially impairs RFCP's security or materially  increases RFCP's risk. The Events of Default also include the failure of the  Registrant  to file a  registration  statement on Form S-1 with the  Securities  and
Exchange  Commission on or before  December 31, 2006, for common stock having an aggregate  offering price of at least $10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following  discussion of the financial condition and results of operations of the Company should be read in  conjunction  with the  Condensed  Consolidated  Financial  Statements  and Notes thereto included  elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for
the year ended December 31, 2005.  This  Quarterly  Report on Form 10-QSB  contains  forward-looking statements  based on our current  expectations,  assumptions,  estimates and  projections  about the
Company and our industry. These forward-looking  statements are usually accompanied by words such as
"believes",  "anticipates",  "plans", "expects" and similar expressions.  Forward-looking statements involve  risks and  uncertainties  and our actual  results  may differ  materially  from the results anticipated  in these  forward-looking  statements  as a result of  certain  factors,  as more fully described in this section under the caption "Risk Factors".

CRITICAL ACCOUNTING POLICIES
Certain of the  Company's  accounting  policies  are  particularly  important to the  portrayal  and understanding  of its financial  position and results of operations  and require the  application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty.  In applying these policies, the Company uses its judgment in making certain assumption and estimates.  The Company's critical accounting  policies,  which consist of revenue  recognition, accounts receivable reserves and inventories,  are described in the Annual Report on Form 10-KSB for the year ended  December 31, 2005.  There have been no material  changes to the  Company's  critical accounting policies as of and for the three months ended March 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

REVENUES:
The Company's revenue,  net of returns,  allowances and discounts,  for the three month period ended
March 31,  2006,  was $3,576  compared  to $35,442 for the  comparable  three  months of 2005.  This decrease in revenue is primarily due to the fact that in the comparable  period of 2005, the Company made commercial sales of the Company's  luminescent product,  which was sold to a major poster board and inkjet paper marketer that introduced a "Glow-in-the-Dark  Sign Kit" that includes two sheets of
Brightec's glow-in-the dark paper in an 11"x14" poster board format and two "Inkjet Glow in the Dark
Photo  Quality  Paper Packs" one including  five sheets of Brightec  glow-in-dark  paper in an 4"x6"
format and the second including three sheets of Brightec glow-in-dark paper in an 8.5"x11" format.

The  Company  was  unable  to make  additional  sales of its  product  because  it had not  achieved sufficient  cost  reductions to make the  Luminescent  Product  commercially  viable and realize the margins that the Company  sought to realize.  The cost to produce the  Luminescent  Product was at a level that drove the retail  price  point  higher  and did not allow the  Company to  introduce  its product in the retail market at a price which retail  customers  were willing to pay. The Company is still making significant efforts to reduce its production costs in order to compete favorably in the marketplace.

GROSS PROFIT:
The  Company's  gross  profit  percentage  was 50.78% the three month  period  ended March 31, 2006, compared to a gross profit percentage of 3.78% for the comparable three month period in fiscal 2005.
The increase in the level of the gross profit margin was primarily due to continued  improvement  in the manufacturing cost of the Company's products for the three month period ended March 31, 2006. In order to continue to increase its gross profit  percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

In  addition,  during the  comparable  period of 2005,  the Company was required to reduce its sales price to the marketer to which it made the  commercial  sale, in order for that marketer to maintain its own profit margins.

GROSS PROFIT:  - CONTINUED
Sales occurring during the three months ended March 31, 2006, were made directly to online customers through the Company's  website.  These sales did not require any reductions in sales price,  thereby resulting in the increased gross profit margin achieved.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development  expenses  increased by $4,194 for the three months ended March 31, 2006 to
$22,788  from  $18,594 for the  comparable  three  months of 2005.  The  increase  in  research  and development  expenses for the three months ended March 31, 2006 was primarily due to specific  costs incurred in relation to testing of new raw materials, during manufacturing trial runs, to be used in the  manufacturing of the Luminescent  Product.  During the comparable  period of 2005, there was no testing of new raw materials to be used to manufacture the Company's Luminescent Product.

SELLING AND MARKETING EXPENSES:
Selling and  marketing  expenses  decreased  by $30,986 for the three months ended March 31, 2006 to
$2,466 from $33,452 for the  comparable  three months of 2005. The decrease in selling and marketing expenses  was  primarily  due to a decrease in  professional  fees and  consulting  services,  which consisted primarily of terminating the services of a marketing consultant, a marketing and corporate branding consultant and a public relation firm.

In addition, because the Company's cost to manufacture its Luminescent Product have not been reduced to a sufficient  level to compete  favorably in the marketplace and to permit the Company to realize its desired margins,  it has decreased its selling and marketing efforts,  concentrating more on its efforts to reduce its  manufacturing  costs in order to make the  Luminescent  Product  commercially viable.

GENERAL AND ADMINISTRATIVE:
General and  administrative  expenses  consisted  primarily  of the  compensation  of the  executive officer, payroll and related taxes and benefits, rent, as well as legal and accounting fees. General and  administrative  expenses  decreased  by $33,809  for the three  months  ended March 31, 2006 to
$78,486 from $112,295 for the  comparable  three months of 2005.  The decrease in 2006 was primarily due to a decrease in legal and accounting  fees relating to the  completion of the Company's  annual audit and Form 10-KSB filing with the Securities and Exchange  Commission.  The decrease in 2006 was offset by increased  payroll costs for current employees who were not employed by the Company during the comparable period in 2005.

OTHER INCOME (EXPENSE):
For the three months ended March 31, 2006 and 2005,  interest  income,  net of interest  expense was
$2,018 and ($267), respectively.  Interest expense and interest income are dependent on the level of loans due to and from affiliates  parties.  For the three months ended March 31, 2005,  Other income
(expense) also includes $129 from foreign currency  translation gains relating to the amount of U.S.
dollars required to purchase Swiss francs in order to pay its interest  obligation on long-term debt versus the amount accrued, in U.S. dollars,  when the interest was due. As of December 31, 2005, the president of the Company  assumed  personal  liability  for the  repayment of this  long-term  debt.
Accordingly,  for the three months ended March 31, 2006,  there has been no interest expense neither incurred nor accrued.

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses,  since it does not have the  required  information.  Due to the  uncertainty  over the  Company's  ability to utilize  these operating  losses,  any deferred tax assets,  when determined,  would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2006:
Since  inception,  the Company's  operations have not generated  sufficient cash flow to satisfy the
Company's capital needs. The Company has financed its operations  primarily through the private sale of shares of its common stock,  warrants to purchase  shares of the Company's  common stock and debt securities.  The Company has generated,  from inception through March 31, 2006,  cumulative net cash proceeds  from the sale of its equity of  approximately  $4.92  million.  The  Company's net working capital deficit at March 31, 2006 was $948,183.

The Company's  authorized capital stock consists of 100,000,000 shares of common stock, of which all of its shares were issued and  outstanding  at March 31, 2006. As of March 31, 2006, the Company had
also made  commitments  to issue an additional  24,140,601  shares of common stock,  (which does not include the 7,750,000 shares issueable under the convertable note and Warrant described below), none of which the Company can issue.  The 24,140,601  additional  shares of common stock can be issued at such time as the Company is able to increase the number of  authorized  shares of its common  stock.
The number of shares  committed  excludes  shares of common  stock to be issued upon the exercise of outstanding options and warrants. Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company's  balance sheet as "Stock  Subscribed."
Amounts received for the remaining  additional  committed shares,  that are to be issued in exchange for  consulting  services or in exchange for  settlement  of  obligations  owed by the Company,  are reflected in the Company's balance sheet, as "Liability for Shares to be Issued."

At various times in 2004 and 2005, the Company's principal stockholder and other stockholders of the
Company  agreed to allow  the  Company  to redeem  16,928,099  shares of their  common  stock for no consideration  to allow the Company to fulfill its  commitments to issue shares to  consultants  and investors of the Company.  On January 27, 2006, a  stockholder  and former  director of the Company, agreed to allow the Company to redeem an additional  195,834  shares of his common stock in order to allow the  Company to fulfill its  obligation  under the partial  exercise of an  outstanding  stock warrant by another shareholder.

Upon the increase in the number of  authorized  shares of its common  stock,  the Company will issue
17,123,933  replacement shares (adjusted for any  re-capitalization  transactions) for no additional consideration.

Cash increased to $21,172 at March 31, 2006 from $2,445 at December 31, 2005.

Net cash used for operating  activities  for the three months ended March 31, 2006 was $94,549.  The primary reason for the decrease was to fund the loss for the period.  Net cash provided by financing activities  for the three months ended March 31, 2006 was  $109,300.  The net cash  provided was the result of cash received of $118,500 from the sale and  subscription of common stock and the exercise of warrants  and advances  made by related  parties of $47,800,  net of  repayment of advances  from related parties of $57,000.

On June 8, 2006,  Advanced Lumitech,  Inc., a Nevada  corporation (the "Registrant")  entered into a loan and security  agreement  (the "Loan  Agreement")  with  Ross/Fialkow  Capital  Partners LLP, as trustee of Brightec Capital Trust, a Massachusetts  nominee trust, as lender  ("RFCP"),  pursuant to which the  Registrant  may borrow up to $750,000 for a term  expiring June 8, 2007. On June 8, 2006, the Registrant  drew $350,000 of the loan, out of which it paid the commitment fee described  below.
All amounts  borrowed under the Loan Agreement will be due on June 8, 2007 (subject to  acceleration at the  discretion of RFCP in the event of a default).  The loan is evidenced by a convertible  note
(the  "Convertible  Note"  or the  "Note").  The  principal  terms  of the  Loan  Agreement  and the
Convertible Note are as follows:

a. Due date: June 8, 2007,  subject to acceleration upon an Event of Default (as defined in the Loan
Agreement) at the discretion of RFCP.
b. Interest rate: 20% per year.
c. Interest payment dates: Monthly commencing July 8, 2006. d. Commitment fee paid to RFCP: $37,500.
e. Conversion  right: The principal amount of the loan plus accrued but unpaid interest,  if any, is convertible  at any time prior to payment,  at the election of RFCP,  into the  Registrant's  common stock at the rate of $0.12 per share.  If the full  principal  amount of the loan were  advanced and converted,  the number of shares of common stock issuable upon  conversion  would be 6,250,000 (such shares, the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.
f. Common stock purchase warrant (the "Warrant") has been issued to RFCP to purchase up to 1,500,000 shares (the "Warrant  Shares") of the  Registrant's  common stock at an exercise  price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carry piggy-back registration rights.
g.  Collateral  and other  security:  All  assets of the  Registrant,  including  all  assets of the
Registrant's wholly owned subsidiary,  Brightec,  S.A., a Swiss corporation (the "Subsidiary"),  and including a pledge of the capital stock of the Subsidiary;  the Subsidiary has fully  guaranteed the payment and performance of the Loan Agreement, the Convertible Note and the Warrant.
h.  Representations  and covenants:  The Loan Agreement  contains  customary  representations by the
Registrant as borrower,  including a prohibition on the payment of dividends or other  distributions on the Registrant's common stock. i. Events of Default:  The Loan Agreement and the Convertible Note
contain  customary  Events of Default which, if not waived by RFCP, would entitle RFCP to accelerate the due date of the Note.

EVENTS OF  DEFAULT:  The  Events of  Default  include a change in the in the  condition  or  affairs
(financial  or otherwise)  of the  Registrant  which in the  reasonable  opinion of RFCP  materially impairs RFCP's security or materially  increases RFCP's risk. The Events of Default also include the failure of the  Registrant  to file a  registration  statement on Form S-1 with the  Securities  and
Exchange  Commission on or before  December 31, 2006, for common stock having an aggregate  offering price of at least $10,000,000.

ABILITY TO CONTINUE AS A GOING CONCERN:
At March 31, 2006, the Company has generated minimal revenues from commercial sales of the Company's products.  To date, the Company's  operations have generated  accumulated losses of $10,751,954.  At
March 31, 2006,  the  Company's  current  liabilities  exceed its current  assets by  $948,183.  The
Company's  ability to remedy this  condition is uncertain  due to the  Company's  current  financial condition.  These conditions raise  substantial  doubt about the Company's  ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders  or through the issuance of additional  debt or equity  securities.  In June 2006,  the
Company entered into a $750,000 Agreement as described above. The Company is continuing  discussions with investors in its effort to obtain  additional  financing.  However,  there can be no assurances that the Company will be able to raise the funds it requires,  or that if such funds are  available, that they will be available on commercially reasonable terms.

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

CREDIT AVAILABILITY:
The Company had no line-of-credit facilities as of March 31, 2006. In June 2006, the Company entered into a $750,000 Agreement as described above.

COMMITMENTS:
The Company had no material capital expenditure commitments as of March 31, 2006.

EFFECTS OF INFLATION:
Management  believes that financial  results have not been  significantly  impacted by inflation and price changes.

ITEM 3.      CONTROLS AND PROCEDURES
During the last five years, the Company did not have an accounting department, but instead relied on outside  bookkeeping  services  to  record  financial  activity  and  consultants  to  assist in the preparation  of its  financial  statements.  Upon the  completion  of audit of the December 31, 2005 financial  statements,  the  Company  received  a letter  from  its  independent  registered  public accounting firm  indicating that the Company has material  weaknesses with respect to (1) accurately recording  day-to-day  transactions,  (2) the lack of  segregation  of duties,  (3) the  approval of significant  transactions  in a  timely  manner  by the  Company's  Board of  Directors  and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company's management agrees with the assessment of the Company's  independent  registered  public  accounting firm and is developing a plan to address these material weaknesses.

No changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f)
under the Exchange Act) occurred  during the three months ended March 31, 2006, that have materially affected,  or are  reasonably  likely to  materially  affect,  the Company's  internal  control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
There are no material legal  proceedings  pending to which the Company is a party or to which any of its properties are subject.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following equity  transactions  occurred during the period January 1, 2006 to March 31, 2006 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On January 27, 2006, the Jeffrey Stern  Revocable  Trust  partially  exercised  warrants to purchase
195,834 shares of the Company's common stock for an aggregate purchase price of $23,500.

On January  27,  2006,  in order to issue  shares of the  Company's  common  stock under the partial warrant  exercised by the Jeffrey Stern Revocable  Trust, the Company entered into an agreement with
Francios  Planche,  one of the Company's  shareholders  and brother of the Company's  president,  to borrow 195,834 shares of common stock he held.  Shares under the partially  exercised  warrant could not be issued  since the Company had sold the maximum  number of shares of common  stock  authorized under its charter. Under the agreement, Mr. Planche is to receive no compensation for the redemption of his  securities.  Upon  amendment of the Company's  Articles of  Incorporation,  the Company will reissue the exact number of shares borrowed from Mr. Planche.

On February 17, 2006, the Company received a stock  subscription from an investor to purchase 83,334 shares of the Company's common stock for an aggregate purchase price of $10,000.

On March 10,  2006,  the  Company  received a stock  subscription  from the Elaine Z. Stern Trust to purchase 291,667 shares of the Company's common stock for an aggregate purchase price of $35,000

On March 19, 2006, the Company  received a stock  subscription  from an investor to purchase 416,667 shares of the Company's common stock for an aggregate purchase price of $50,000.

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

                                                          ADVANCED LUMITECH, INC.
Date:  June 30, 2006                                      By:  /s/ Patrick Planche
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

Date:       June 30, 2006                    /s/Patrick Planche
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

                        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                                       18 U.S.C. SECTION 1350,
                                       AS ADOPTED PURSUANT TO
                            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly  Report of Advanced  Lumitech,  Inc. (the "Company") on Form 10-QSB
for the quarterly period ended March 31, 2006, as filed with the Securities and Exchange  Commission on the date hereof (the "Report'), I, Patrick Planche, President, Chief Executive Officer, Treasurer
and Chief Financial Officer of the Company,  certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

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
June 30, 2006