Form 10QSB
period 2006-06-30
ADVANCED LUMITECH INC
filed 2006-08-21
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-55254-27

ADVANCED LUMITECH, INC.

(Name of small business issuer in its charter)

Nevada	87-0438637

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8C Pleasant Street, First Floor, South Natick, MA 01760

(Address of principal executive offices, Zip code)

(508) 647-9710
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.001 par value

(Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The Company had 100,000,000 shares of Common Stock, $.001 par value, issued and outstanding as of August 21, 2006.

Transitional Small Business Disclosure Format:  ☐  Yes  ☒ No

INDEX

		Page Number

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheet at June 30, 2006	4

	Consolidated Statements of Income and Accumulated Deficit and Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements	7 - 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 20

Item 3.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits and Reports on Form 8-K	23

Signatures		24

Exhibit Index		25

Exhibit 31	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C Section 1850, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)	E-1

Exhibit 32

Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

		E-2

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which may involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital.  These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Advanced Lumitech, Inc. and Subsidiary
Consolidated Balance Sheet
June 30, 2006
(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$108,289
Accounts receivable	6,373
Inventory	92,645
Prepaid expenses	9,517
Deferred financing expenses	97,611

TOTAL CURRENT ASSETS	314,435

Office and photographic equipment	23,511
Less: accumulated depreciation	(23,511)

—

Interest receivable from related party	53,849
Note receivable from related party	250,000

303,849

TOTAL ASSETS	$618,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Line of credit	$350,000
Accounts payable	198,473
Accrued liabilities	320,672
Advances from related parties	42,372
Warrant liability	273,337
Liability to stockholders for shares redeemed	1,284,296
Liability for shares to be issued	403,000

TOTAL CURRENT LIABILITIES	2,872,150

Stockholders’ deficit
Common stock	100,000
Additional paid-in capital	6,199,016
Stock subscribed	495,000
Accumulated deficit	(9,229,854)
Accumulated other comprehensive income	181,972

TOTAL STOCKHOLDERS’ DEFICIT	(2,253,866)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$618,284

The accompanying notes are an integral part of these financial statements

Advanced Lumitech, Inc. and Subsidiary
Consolidated Statements of Income and
Accumulated Deficit and Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

		(Restated)		(Restated)

Sales	$7,012	$48,916	$10,588	$84,358
Cost of sales	3,141	37,312	4,901	71,415

Gross profit	3,871	11,604	5,687	12,943

Operating expenses
Research and development	30,832	50,534	53,620	69,128
Selling and marketing	1,885	4,071	4,351	37,523
General and administrative (Includes related party expenses of $0, $20,000, $0 and $20,000)	112,693	200,280	191,179	312,575

	145,410	254,885	249,150	419,226

Operating loss	(141,539)	(243,281)	(243,463)	(406,283)

Other income (expense) - net
Interest income	3,148	3,148	6,261	6,261
Foreign exchange gains	17,656	—	17,656	129
Gain on value of derivative liabilities	1,351,632	895,887	392,142	827,351
Interest expense	(5,404)	(2,700)	(6,499)	(6,080)

	1,367,032	896,335	409,560	827,661

Net income	1,225,493	653,054	166,097	421,378
Accumulated deficit - beginning	(10,455,347)	(10,136,879)	(9,395,951)	(9,905,203)

Accumulated deficit - ending	$(9,229,854)	$(9,483,825)	$(9,229,854)	$(9,483,825)

Basic and diluted net income per share	$0.01	$0.01	$—	$—

Weighted average number of shares used in computation of basic and diluted net loss per share	100,000,000	100,000,000	100,000,000	100,000,000

COMPREHENSIVE INCOME
Net income	$1,225,493	$653,054	$166,097	$421,378
Other comprehensive income (loss)	(18,225)	1,421	(14,249)	(1,366)

Comprehensive loss	$1,207,268	$654,475	$151,848	$420,012

The accompanying notes are an integral part of these financial statements

Advanced Lumitech, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

		(Restated)
Cash flows from operating activities
Net income	$166,097	$421,378
Adjustments to reconcile net income to net cash used for operating activities:
Accrued interest on note receivable - related party	(3,518)	(6,037)
Amortization of deferred financing expense	8,874	—
Gain on value of derivative liabilities	(392,142)	(827,351)
General and administrative expense associated with stock based transactions	—	30,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,190)	—
Inventory	(34,540)	(36,290)
Prepaid expenses	(1,411)	—
Deferred financing expenses	(37,500)	—
Increase (decrease) in:
Accounts payable	(35,830)	(148,618)
Accrued liabilities	40,353	(6,311)

Net cash used for operating activities	(292,807)	(573,229)

Cash flows from financing activities
Cash received for sale of common stock, exercise of warrants and stock subscribed	143,500	787,000
Advances from line of credit	350,000	—
Advances received from related parties	95,600	—
Repayment of advances from related parties	(176,200)	(166,974)
Principal payments on note payable - related party	—	(2,593)

Net cash provided by financing activities	412,900	617,433

Effects of changes in foreign exchange rates	(14,249)	(1,366)

Net increase in cash and cash equivalents	105,844	42,838
Cash and cash equivalents - beginning	2,445	4,310

Cash and cash equivalents - ending	$108,289	$47,148

Schedule of non-cash activities
Issuance of warrants in connection with line of credit	$68,985	$—

Issuance of stock to settle accounts payable	$—	$20,000

Liability to stockholders for shares redeemed	$16,646	$2,443,907

Issuance of warrants relating to private placements	$193,176	$537,528

Exercise of warrants classified as liabilities	$(25,450)	$(69,703)

Supplemental disclosures of cash flows information
Cash paid during the period for interest	$—	$10,468

The accompanying notes are an integral part of these financial statements

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

1.   OPERATIONS
Advanced Lumitech, Inc. d/b/a Brightec, a Nevada corporation, (“ADLU” or “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Product”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” The Company’s Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films (the “Luminescent Product”). These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

On August 18, 2006, at a special meeting of the Company’s stockholders, the stockholders approved a change in the Company’s name to Brightec, Inc.

2.   INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements at June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and include all adjustments, necessary to make the financial statements not misleading.  Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

3.   RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS
Subsequent  to the  issuance of the  Company’s  June 30, 2005  consolidated financial  statements,  and based  upon a  further  evaluation  of the  factors utilized in determining the accounting and presentation of the issuance of various warrants,  the Company determined that the warrants should not initially be classified  as a  component  of  stockholders’ deficit.  In addition, the Company determined that common stock redeemed to permit the Company to issue a like number of shares to other investors who held subscriptions for shares of common stock was not properly accounted for as a liability (see NOTE 12 – CAPITAL STOCK).

Accordingly, the Company’s 2005 consolidated financial statements have been restated, resulting in an increase in net income of $895,887 ($.01 per share) and $827,351 (less than $.01 per share) for the three and six months ended June 30, 2005, respectively.  In addition, stockholders’ deficit increased by $2,027,488 as of June 30, 2005.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

4.   LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $2,557,715 and an accumulated deficit of $9,229,854 at June 30, 2006, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.  Management believes that it will continue to be successful in raising the necessary financing to fund the Company’s operations through the 2006 calendar year; however, there can be no assurances that such financing can be obtained.

5.   DERIVATIVE INSTRUMENTS
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative liability instruments under the provision of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.

6.   EARNINGS PER SHARE
The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive.  The following securities have been excluded from the calculation of net income per share, as their issuance prices were in excess of the average market price for the period:

	2006	2005

Warrants (weighted average)	4,888,193	1,253,039

Convertible line of credit (weighted average)	260,417	—

7.   INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at June 30, 2006:

Raw materials	$55,488
Work in process	30,812
Finished goods	6,345

$92,645

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

8.   DEFERRED FINANCING EXPENSES
In connection with the Loan and Security Agreement (the “Loan and Security Agreement”) entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust (“Ross/Fialkow”) (see NOTE 9 – LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share.  The warrant was valued at $68,985 using the Black Scholes method of valuing options and warrants.  These amounts are being amortized over the term of the Agreement (twelve months).  As of June 30, 2006, the balance of deferred financing expense consisted of the following:

Commitment fee	$37,500
Value of warrants issued	68,985
Less: accumulated amortization	(8,874)

$97,611

9.   INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of June 30, 2006 and December 31, 2005 since it does not have the required information.  The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended.  Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

10.  RELATED PARTY TRANSACTIONS
As of June 30, 2006, a ten-year note in the principal amount of $250,000 dated December 31, 2001 was receivable from the Company’s president, who is also a director and stockholder. The note, due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the note is accrued quarterly and due annually. No interest payments on such note have been received to date. The Company recognized interest income of $3,148 for each of the three month periods ended June 30, 2006 and 2005 and $6,261 for each of the six month periods ended June 30, 2006 and 2005.

At December 31, 2005, the Company owed the president $114,472 in connection with advances made by him to the Company during 2005 and in prior years. During the six month period ended June 30, 2006, he made advances to the Company of $11,900 and was repaid $84,000 of the outstanding advances due.  All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (4.88% at June 30, 2006) calculated and accrued monthly.  For the three month periods ended June 30, 2006 and 2005, the Company incurred $932 and $2,700, respectively, of interest expense on the outstanding advances.  For the six month periods ended June 30, 2006 and 2005, the Company incurred $2,027 and $6,080, respectively of interest expense on the outstanding advances.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable.  As of June 30, 2006, net interest receivable from the Company’s president was $53,849.

In addition to the amounts described above, certain stockholders and related parties made unsecured, non-interest bearing cash advances to the Company, without specific repayment terms.  As of December 31, 2005, one stockholder made a cash advance of $8,500.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

10.  RELATED PARTY TRANSACTIONS - continued
During the six month period ended June 30, 2006, other stockholders and related parties made cash advances of $83,700.  As of June 30, 2006, the entire amount of outstanding cash advances due to these shareholders and related parties was paid in full.

In 2005, the Company paid consulting fees to its major stockholder who is also a director of the Company.  Fees totaled $20,000 for each of the three month and six month periods ended June 30, 2005.

11.  LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000.  The significant terms of the agreement are as follows:

1.	Convertible note: Principal amount of $750,000
2.	Due date: June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow.
3.	Interest rate: 20% per year.
4.	Interest payments dates: Due monthly commencing July 8, 2006.
5.	Commitment fee paid to Ross: $37,500.
6.

Conversion right:  The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment, at the election of Ross/Fialkow, into the Company’s common stock at the rate of $0.12 per share.  If the full principal amount of the loan were advanced and converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (such shares, the “Conversion Shares”).  The Conversion Shares carry piggy-back registration rights.

7.

Warrant:  A common stock purchase warrant (the “Warrant”) has been issued to Ross/Fialkow to purchase up to 1,500,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $0.12 per share, expiring on May 31, 2009.  The Warrant Shares carry piggy-back registration rights.

8.

Collateral and other security:  All assets of the Company have been pledged, including the assets of the Company’s wholly owned subsidiary, Brightec S.A., a Swiss corporation (the “Subsidiary”), and a pledge of the capital stock of the Subsidiary; the Subsidiary has fully guaranteed the payment and performance of the Agreement, the Convertible Note and the Warrant.

9.

Representations and covenants:  The Pledge and Security Agreement contains customary representations of the Company as borrower, including a prohibition on the payment of dividends or other distributions on the Company’s common stock.

10.

Events of Default:  The Pledge and Security Agreement and the Convertible Note contain customary Events of Default which, if not waived by Ross/Fialkow, would entitle Ross/Fialkow to accelerate the due date of the Note.  The Events of Default include, among other things, a change in the condition or affairs (financial or otherwise) of the Company which in the reasonable opinion of Ross/Fialkow, materially impairs Ross/Fialkow’s security or materially increases Ross/Fialkow’s risk.

As of June 30, 2006, the outstanding balance of the line of credit was $350,000.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

12.  CAPITAL STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING
Under the Company’s charter, 100,000,000 shares of $.001 par value common stock are authorized. As of June 30, 2006, 100,000,000 shares of Common Stock were issued and outstanding.

On August 18, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the increase in the Company’s authorized common stock from 100 million shares to 245 million shares.

As of June 30, 2006, the Company was committed to re-issuing 17,123,933 shares of common stock to various shareholders in satisfaction of various redemption agreements.

The Company had entered into agreements with various vendors to issue shares of common stock in satisfaction of amounts payable for services rendered to the Company during 2005 and in prior years.  In addition, there are stock subscriptions representing equity investments for which shares of common stock have not been issued (see below).  The number of shares to be issued as of June 30, 2006 for these matters was 7,225,002 shares.

In total, as of June 30, 2006, the Company was committed to issue an additional 24,348,935 shares of common stock.

ISSUANCES OF COMMON STOCK
On January 27, 2006, a stockholder partially exercised warrants to purchase 195,834 shares of the Company’s common stock at an exercise price of $0.12 per share, for an aggregate exercise price of $23,500.

STOCK SUBSCRIBED
Stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at June 30, 2006.

As of March 31, 2006, 4,126,668 shares of the Company’s common stock with an aggregate purchase price of $470,000 were subscribed but remained unissued.  On May 12, 2006, the Company received a stock subscription for 208,334 shares of common stock, respectively, with an aggregate purchase price of $25,000.  These shares remain unissued as of June 30, 2006.

As a result of the above transactions, 4,335,002 shares with an aggregate purchase price of $495,000 are subscribed but unissued as of June 30, 2006.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. As of June 30, 2006, 2,890,000 shares with an aggregate value of $403,000 were committed but unissued.

During the six month period ended June 30, 2006, there were no commitments entered into by the Company, for the issuance of shares of common stock in satisfaction of amounts payable for services rendered to the Company.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

12.  CAPITAL STOCK – continued

REDEMPTION OF SHARES
As of December 31, 2005, the Company’s president and other stockholders agreed to allow the Company to redeem 16,928,099 shares of their common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares to various investors, consultants and vendors.

On January 27, 2006, one of these shareholders and relative of the Company’s president, agreed to allow the Company to redeem an additional 195,834 shares of his common stock for no consideration, in order to fulfill the Company’s obligation to another shareholder under the partial exercise of a stock warrant, for the same number of shares.

As of June 30, 2006, the Company was committed to re-issuing 17,123,933 shares of common stock to various stockholders in satisfaction of various redemption agreements.  From the date of each redemption, the Company values the shares redeemed at fair market value at the end of each reporting period, with changes in the fair value recorded as charges or credits to gain on value of derivative liabilities in the period in which the change occurred.  The fair market value of the shares at June 30, 2006 amounts to $1,284,296.  For the three and six months ended June 30, 2006 and 2005, the Company recognized income of $1,284,294, $823,539, $156,655 and $821,599, respectively.

On August 18, 2006, at a special meeting of the Company stockholders, the stockholders approved the increase in the number of authorized shares of common stock the Company can issue from 100 million to 245 million.  The Company intends to issue shares of common stock to satisfy all of its obligations under the various redemption agreements, stock subscriptions and agreement to issue shares of common stock in satisfaction of various amounts payable for services rendered, as soon as is reasonably possible.

ISSUANCES OF WARRANTS
On June 8, 2006, in connection with the Loan and Security Agreement (see NOTE 11 – LINE OF CREDIT) the Company issued to Ross/Fialkow a warrant to purchase 1,500,000 shares of common stock at a price of $0.12 per share.  The warrant expires on May 31, 2009.

The Company has evaluated all warrants to determine if they gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and  Emerging Issues Task Force (EITF)  00-19 Accounting  for Derivative Financial Instruments Indexed to, and  Potentially Settled in, a Company’s Own Stock” The Company determined that, as it did not have sufficient authorized and unissued shares of common stock available to settle the warrants, such warrants should be recorded as a liability.  From the date of each issuance, the Company values the warrants at fair value, at the end of each reporting period, using the Black-Sholes valuation method, with changes in the fair value recorded as charges or credits to gain on value of derivative liabilities, in the period in which the change occurred.  The fair value of the warrants at June 30, 2006 was $273,337.  For the three and six months ended June 30, 2006 and 2005, the Company recognized income from the change in the fair value of the derivative liabilities of $67,338, $72,348, $235,487 and $5,752, respectively.

PREFERRED STOCK
On August 18, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the creation of five million shares of “blank check” preferred stock.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

12.  CAPITAL STOCK – continued
Subject to the provisions of the Company’s Certificate of Amendment to the Articles of Incorporation and the limitations prescribed by law, the Board of Directors is expressly authorized at its discretion, without further stockholder action, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividends rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders.  The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

13.  STOCK OPTIONS

ACCOUNTING FOR STOCK OPTIONS
In the second quarter of 2005, the Company’s Board of Directors granted options to employees and/or  directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years.  For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

On August 18, 2006, at a special meeting of the Company stockholders, the stockholders approved an increase in the amount of the Company’s authorized shares of common stock it can issue from 100 million to 245 million.

Since the required approval has been obtained from the stockholders, the Company will recognize any obligation related to these options in accordance with the Company’s accounting policies, in the third quarter of 2006.

Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R), Share Based Payment (“SFAS 123(R)), utilizing the “modified prospective” method as described in SFAS 123(R).  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS 123(R), prior period amounts were not restated.  SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.  There was no effect to the Company’s financial position or results of operations as a result of the adoption of this Standard.

Prior to the effective date, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

There were no stock options granted to employees of the Company during the six months ended June 30, 2006.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

13.  STOCK OPTIONS - continued
Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS 123(R) and Emerging Issues Task Force Consensus No. 96-18 and recognized over the related service period.

2006 STOCK INCENTIVE PLAN
On August 18, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the “Plan”).

Awards  under the 2006  Stock  Incentive  Plan may  include  non-qualified  stock  options, incentive stock options,  stock  appreciation  rights (“SARs”), restricted shares of common stock, restricted units and performance awards.   For a complete description of the Plan, see the Company’s Definitive Proxy Statement filed July 26, 2006.  The Plan shall be effective immediately on the date of its approval by the stockholders of the Company.

14.  RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) Statement No. 154, Accounting Changes and Error Corrections, replacing APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005.  The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS 155), which amends SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140).  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that, in itself, is a derivative instrument.  The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position.

Advanced Lumitech, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006

14.  RECENT ACCOUNTING PRONOUNCEMENTS - continued
FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures.  The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings.  The Company will assess the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2005. This Quarterly Report on Form 10-QSB contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes”, “anticipates”, “plans”, “expects” and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Risk Factors”.

CRITICAL ACCOUNTING POLICIES
Certain of the Company’s accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumptions and estimates. The Company’s critical accounting policies, which include revenue recognition, account receivable reserves and inventories, are described in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Except as described in NOTE 3 - RESTATEMENT OF 2005 CONSOLIDATED FINANCIAL STATEMENTS, there have been no material changes to the Company’s critical accounting policies as of and for the six months ended June 30, 2006.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005

REVENUES:
The Company’s revenue, net of returns, allowances and discounts, for the three and six month periods ended June 30, 2006, was $7,012 and $10,588, respectively, compared to $48,916 and $84,358, respectively for the comparable three and six month periods of 2005.  This decrease in revenue is primarily due to the fact that in the comparable periods of 2005, the Company made commercial sales of the Company’s Luminescent Product, which was sold to a major poster board and inkjet paper marketer that introduced a “Glow-in-the-Dark Sign Kit” that includes two sheets of Brightec’s glow-in-the dark paper in an 11”x14” poster board format and two “Inkjet Glow in the Dark Photo Quality Paper Packs” one including five sheets of Brightec glow-in-dark paper in an 4”x6” format and the second including three sheets of Brightec glow-in-dark paper in an 8.5”x11” format.

The Company was unable to make additional sales of its product because it had not achieved sufficient cost reductions to make the Luminescent Product commercially viable and realize the margins that the Company sought to realize.  The cost to produce the Luminescent Product was at a level that drove the retail price point higher and did not allow the Company to introduce its product in the retail market at a price which retail customers were willing to pay.  The Company is attempting to reduce its production costs in order to compete favorably in the marketplace.

GROSS PROFIT:
The Company’s gross profit was $3,871 (55.21%) and $5,687 (53.71%) for the three and six month periods ended June 30, 2006, respectively, compared to a gross profit percentage of $11,604 (23.72%) and $12,943 (15.34%) for the comparable three and six month periods in fiscal 2005. The increase in the gross profit percentage was primarily due to continued improvement in the manufacturing cost of the Company’s products for the three and six month periods ended June 30, 2006.

GROSS PROFIT: - continued
In order to continue to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

In addition, during the comparable period of 2005, the Company was required to reduce its sales price to the marketer to which it made the commercial sale, in order for that marketer to maintain its own profit margins.  Sales occurring during the three and six month periods ended June 30, 2006, were made directly to online customers through the Company’s website and to another company for resale.  These sales did not require any reductions in sales price, thereby resulting in the increased gross profit margin achieved.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses decreased by $19,702 from $50,534 to $30,832, for the three month periods ended June 30, 2006 and 2005.  Research and development expenses decreased by $15,508 from $69,128 to $53,620, for the six month periods ended June 30, 2006 and 2005.

The decrease in research and development expenses for the three and six month periods ended June 30, 2006 was primarily due to a shift in the Company’s focus from research and development related to developing a commercially viable product, which was achieved by the end of the first quarter of 2006, to selling and marketing that commercially viable product, beginning by the end of the second quarter of 2006.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses decreased $2,186 from $4,071 to $1,885, for the three month periods ended June 30, 2006 and 2005.  Selling and marketing expenses decreased $33,172 from $37,523 to $4,351, for the six month periods ended June 30, 2006 and 2005.

The decrease in selling and marketing expenses was primarily due to a decrease in professional fees and consulting services, which consisted primarily of terminating the services of a marketing consultant, a marketing and corporate branding consultant and a public relations firm.

Although the Company began concentrating its efforts on selling and marketing the commercially viable product that it achieved during the first quarter, it did not start those selling and marketing efforts until late in the second quarter.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses consisted primarily of the compensation of the executive officer, payroll and related taxes and benefits, rent, as well as legal, accounting and consulting fees.

General and administrative expenses decreased by $87,587 from $200,280 to $112,693, for the three month periods ended June 30, 2006 and 2005.  General and administrative expenses decreased by $121,396 from $312,575 to $191,179, for the six month periods ended June 30, 2006 and 2005.

The decrease in 2006 was primarily due to a decrease in legal and accounting fees relating to filings with the Securities and Exchange Commission and a decrease in consulting fees.  The decrease in 2006 was offset by increased payroll costs for current employees who were not employed by the Company during the comparable periods in 2005.

OTHER INCOME (EXPENSE)

INTEREST INCOME:
For each of the three and six month periods ended June 30, 2006 and 2005, interest income was $3,148 and $6,261, respectively.  Interest income was earned on the note receivable from a related party.

FOREIGN EXCHANGE GAINS (LOSSES):
The Company pays all of the expenses of its subsidiary, which are comprised of general and administrative expenses and expenses for research and development.  Expenses of the subsidiary are denominated in Swiss francs, translated into U.S. dollars and recorded by the Company on the invoice date.  Differences between the amount of U.S dollars required to purchase sufficient Swiss francs to pay the subsidiary’s liabilities on the invoice date, and the required amount of US dollars to purchase Swiss francs when the subsidiary’s liabilities are actually paid, are recorded as charges or credits to the income statement under the caption “Foreign exchange gains (losses).  For the three and six month periods ended June 30, 2006 and 2005, gains recognized from these difference were $17,656, $0, $17,656 and $129, respectively.

GAIN ON VALUE OF DERIVATIVE LIABILITIES:
The gain on value of derivative liabilities of $1,351,632, $895,887, $392,142 and $827,351 for the three and six months ended June 30, 2006 and 2005, respectively, relates to derivative liabilities of the warrants and loans from stockholders that are payable in shares of common stock. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See NOTE 12 – CAPITAL STOCK in the Consolidated Financial Statements for a further discussion.

INTEREST EXPENSE:
For the three month period ended June 30, 2006, interest expense, net of interest income was $5,404 and $2,700, respectively.  Interest expense in 2006 included $4,472 relating to borrowings under the Line of Credit and $932 to related parties.  Interest expense in 2005 was solely to related parties.  For the six month periods ended June 30, 2006 and 2005, interest expense was $6,499 and $6,080, respectively.  Interest expense in 2006 included $4,472 relating to borrowings under the Line of Credit and $2,027 to related parties.  Interest expense in 2005 was solely to related parties.

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.  The Company currently anticipates beginning the process of preparing all of its outstanding tax reporting obligations by the end of the third quarter of 2006, with completion anticipated by the end of the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2006:
Since inception, the Company’s operations have not generated sufficient cash flow to satisfy the Company’s capital needs.  The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company’s common stock and debt securities.  The Company has generated, from inception through June 30, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.95 million.  The Company’s net working capital deficit at June 30, 2006 was $2,654,719.

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, of which, 100,000,000 were issued and outstanding at June 30, 2006.  As of June 30, 2006, the Company had also made commitments to issue an additional 24,348,935 shares of common stock.  The number of shares committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2006: - continued
Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company’s balance sheet as “Stock Subscribed.” Amounts received for the remaining additional committed shares, that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company’s balance sheet, as “Liability for Shares to be Issued.”

On August 18, 2006, the stockholders approved an increase to the number of authorized shares of common stock the Company can issue from 100 million to 245 million.  The Company intends to issue shares of common stock to satisfy all of its obligations under the various redemption agreements, stock subscriptions and agreements to issue shares of common stock in satisfaction of various amounts payable for services rendered, as soon as is reasonably practical.

In addition, on June 8, 2006, the Company secured a $750,000 Loan and Security Agreement with Ross/Fialkow.  The terms of the of the Loan and Security Agreement with Ross/Fialkow are as disclosed in Form 8-K filed with the Securities and Exchange Commission on June 30, 2006 and as disclosed in the financial statements annexed hereto.  A summary of the significant terms of the Agreement are as follows:

1.	A credit line of up to $750,000.
2.	Principal and accrued interest are due on May 31, 2007, unless extended by Ross/Fialkow in writing at its sole discretion.
3.

At Ross/Fialkow’s option to be exercised in writing prior to May 31, 2007, all or any portion of the loan as may be outstanding as of the date of such exercise may be converted at any time into common stock at a purchase price of $0.12 per share.

4.	There is a commitment fee of five (5%) percent of the credit line ($37,500).
5.	Interest on the outstanding balances will be equal to a per annum rate of twenty (20%) percent, which shall be payable monthly in arrears on the eighth day of each month, commencing on June 8, 2006.
6.	The Company issued a warrant to purchase up to 1,500,000 shares of common stock at a price of $0.12 per share.
7.	The Company has granted a security interest in substantially all of its assets.

As of June 30, 2006, the Company borrowed $350,000 under the Agreement.

At various times in 2004 and 2005, the Company’s principal stockholder and other stockholders of the Company agreed to allow the Company to redeem 16,928,099 shares of their common stock for no consideration to allow the Company to fulfill its commitments to issue shares to consultants and investors of the Company.  On January 27, 2006, a stockholder and former director of the Company, agreed to allow the Company to redeem an additional 195,834 shares of his common stock in order to allow the Company to fulfill its obligation under the partial exercise of an outstanding stock warrant by another stockholder.

On August 18, 2006, the stockholders of the Company approved the increase in the number of authorized shares of common stock the Company can issue from 100,000,000 to 245,000,000.  As such, the Company anticipates issuing 17,123,933 replacement shares (adjusted for any re-capitalization transactions) as soon as is reasonably possible.

Cash increased to $108,289 at June 30, 2006 from $2,445 at December 31, 2005.

Net cash used for operating activities for the six months ended June 30, 2006 was $292,807.   The primary reasons for the decrease was: a) to fund the loss for the period: b) to purchase inventory and c) to pay the commitment fee under the Loan & Security Agreement with Ross/Fialkow, as previously disclosed.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2006: - continued
Net cash provided by financing activities for the six months ended June 30, 2006 was $412,900.  The net cash provided was the result of borrowings under the aforementioned Loan and Security Agreement of $350,000, cash received of $143,500 from the sale and subscription of common stock and the exercise of warrants and advances made by related parties of $95,600, net of repayment of advances from related parties of $176,200.

ABILITY TO CONTINUE AS A GOING CONCERN:
At June 30, 2006, the Company has generated minimal revenues from commercial sales of the Company’s products. To date, the Company’s operations have generated accumulated losses of $9,229,854.  At June 30, 2006, the Company’s current liabilities exceed its current assets by $2,654,719. The Company’s ability to remedy this condition is uncertain due to the Company’s current financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or through the issuance of additional debt or equity securities. In June 2006, the Company entered into a $750,000 Loan and Security Agreement as described above.  The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.  Our auditors have included a “going concern” qualification in their auditors’ opinion for the year ended December 31, 2005.  Such a “going concern” qualification may make it more difficult for the Company to raise funds when needed.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively market and produce Brightec products, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Management believes that it will be successful in generating the necessary financing to fund the Company’s operations through the 2006 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY:
On June 8, 2006, the Company entered into a $750,000 Loan and Security Agreement as described above and in the Company Form 8-K filing on June 30, 2006.

COMMITMENTS:
The Company had no material capital expenditure commitments as of June 30, 2006.

EFFECTS OF INFLATION:
Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3.     CONTROLS AND PROCEDURES
During the last five years, the Company did not have an accounting department, but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of its financial statements and regulatory reports. Upon the completion of audit of the December 31, 2005 financial statements, the Company received a letter from its independent registered public accounting firm indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company’s Board of Directors and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company’s management agrees with the assessment of the Company’s independent registered public accounting firm and is developing a plan to address these material weaknesses.

No changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following equity transactions occurred during the period April 1, 2006 to June 30, 2006 and were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On May 12, 2006, the Company received a stock subscription from an investor to purchase 208,334 shares of the Company’s common stock for an aggregate purchase price of $25,000.

On June 8, 2006, the Company entered into the $750,000 Loan and Security Agreement with Ross/Fialkow.  At the election of Ross/Fialkow, the principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment into the Company’s common stock at the rate of $0.12 per share.  If the full principal amount of the loan were converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (the “Conversion Shares”).  The Conversion Shares carry piggy-back registration rights.

In connection with the Loan and Security Agreement, the Company issued to Ross/Fialkow a warrant to purchase up to 1,500,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $0.12 per share, expiring May 31, 2009.  The Warrant Shares carry piggy-back registration rights.  The Warrant’s fair market value on the date of issuance, using the Black Scholes method of valuing options and warrants, was $68,975.  The value of the Warrant was recorded as a deferred financing expense and an increase to Additional Paid-In Capital on the Company’s balance sheet.  The value of the Warrant is being amortized over the term of the related Loan and Security Agreement (12 months).

All shares of common stock issued by the Company were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. All purchasers of shares of the Company’s common stock who purchased such shares of common stock for cash represented that they were acquiring the securities for investment and for their own account. All purchasers of the Company’s common stock who are United States residents and purchased such securities for cash also represented to the Company that they were accredited investors as of the date of such investment. A legend was placed on the stock certificates representing all securities purchased stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

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

ADVANCED LUMITECH, INC.

Date: August 21, 2006	By:	/s/ Patrick Planche

Patrick Planche
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit

31	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C Section 1850, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith) E-1
32

Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
E-2