Form 10QSB
period 2006-09-30
BRIGHTEC, INC
filed 2006-11-20
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-55254-27

BRIGHTEC, INC.

(Name of small business issuer in its charter)

Nevada	87-0438637

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8C Pleasant Street, First Floor, South Natick, MA 01760

(Address of principal executive offices, Zip code)

(508) 647-9710
(Issuer’s telephone number)

Advanced Lumitech, Inc.

(Former name if changed from last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value

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

The Company had 100,000,000 shares of Common Stock, $0.001 par value, issued and outstanding as of November 20, 2006.

Transitional Small Business Disclosure Format:

☐ Yes	☒ No

INDEX

		Page Number

Part I. Financial Information

	Item 1. Financial Statements

	Statement Regarding Restatement of September 30, 2005 Consolidated Financial Statements	3

	Introductory Statement	4

	Consolidated Balance Sheet at September 30, 2006 - Unaudited	5

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2006 and 2005 - Unaudited	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 - Unaudited	7

	Notes to Condensed Consolidated Financial Statements - Unaudited	8 - 16

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 21

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	22 - 24

	Item 4. Controls and Procedures	25

Part II. Other Information

	Item 1. Legal Proceedings	26

	Item 2. Unregistered Sales of Equity and Use of Proceeds	26

	Item 3. Defaults upon Senior Securities	26

	Item 4. Submission of Matters to a Vote of Security Holders	26 - 27

	Item 5. Other Information	27

	Item 6. Exhibits and Reports on Form 8-K	28

Signatures		29

Exhibit Index		30

Exhibit 31	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C Section 1850, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)	31

Exhibit 32	Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. (filed herewith)	32

Restatement of September 30, 2005 Consolidated Financial Statements

The Company will be amending its previously filed Form 10-KSBs and Form 10-QSBs for 2004 and 2005 and its Form 10-QSBs for the first and second quarters of 2006 to properly reflect the items discussed below.  In as much as the amended Form 10-QSB for the third quarter of 2005 has not yet been filed with the Securities and Exchange Commission, the Company has restated the September 30, 2005 financial statements included in this Form 10-QSB.

1.

Subsequent to the issuance of the Company’s September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder’s common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, were not properly accounted for as liabilities.  The Company determined that a liability of $9,703 should have been recorded for the redemption at December 31, 2004.  During the three- and nine month periods ended September 30, 2005, the Company redeemed additional shares valued at $90,417 and $2,534,324.  The Company is required to revalue the liability at the end of each reporting period.  Accordingly, for the nine month period ended September 30, 2005, the Company reduced its liability by $1,065,498 and recognized a gain on value of derivative liabilities of $243,899 and $1,065,498 for the three and nine month periods ended September 30, 2006, respectively.  See Note 12 – Capital Stock – Redemption of Shares.

2.

The Company revalued certain options issued at December 31, 2004 that were issued to a former consultant in satisfaction of claims made against the Company.  The Company has now determined that the various factors used to value the options under the Black/Scholes method were incorrect, including the volatility factor, which was not calculated based on the Company’s openly traded stock prices.  The revaluation resulted in an increase in additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

3.

The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders’ deficit, should have been recognized as a liability.  As of June 30, 2005, warrants valued at $395,477 should have been recognized.  During the three month period ended September 30, 2005, warrants valued at $46,211 were exercised.  The Company is required to revalue this liability at the end of every reporting period.  Accordingly, at September 30, 2005, the Company decreased the value of the liability by $182,638 and recognized a gain on value of derivative liabilities for the three- and nine months periods ended September 30, 2005 of $110,290 and $116,042, respectively.  See Note 12 – Capital Stock – Issuance of Warrants.

4.

In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000.  The new warrants issued were not valued or recorded.  The value of the new warrants was $467,825.  As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants has now been first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs.  See Note 12 – Capital Stock – Issuance of Warrants.

The result of these restatements was to increase the net income of the Company by $354,189 (less than $0.01 per share) and $1,088,715 ($0.01 per share) for the three- and nine month periods ended September 30, 2005 and increase stockholders’ deficit by $2,152,505.

Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company’s press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934

The information provided is based upon beliefs of, and information currently available to, the Company’s management, as well as estimates and assumptions made by the Company’s management.  The Company is including this cautionary statement in this Form 10-QSB to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us.  Statements that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “may”, “should”, “anticipates”,  “estimates”,  “expects”, “future”, “intends”, “hopes”, “plans” or the negative thereof.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-QSB that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations.  The factors that could cause actual future results to differ materially from current expectations include the following: the Company’s ability to raise the financing required to support the Company’s operations; the Company’s ability to establish its intended operations; fluctuations in demand for the Company’s products and services; the Company’s ability to manage its growth; the Company’s ability to develop, market and introduce new and enhanced products on a timely basis; the Company’s lack of customers; and the ability of the Company to compete successfully in the future.  Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 3, Quantitative and Qualitative Disclosures About Market Risk, and in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

The Company will provide copies of its quarterly and annual reports, including interim unaudited and audited financial statements to its security holders.  We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies.  The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Brightec, Inc. and Subsidiary
Consolidated Balance Sheet
September 30, 2006
(Unaudited)

ASSETS
Current assets
Cash	$28,207
Prepaid expenses	6,968
Inventory	109,204
Deferred financing expense	70,990

TOTAL CURRENT ASSETS	215,369

Office and photographic equipment	23,511
Less accumulated depreciation	(23,511)

—

Interest receivable from related party	57,381
Note receivable from related party	250,000

307,381

TOTAL ASSETS	$522,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Line of credit	$550,000
Accounts payable	202,444
Accrued liabilities	348,895
Advances from related party	14,372
Liability for shares to be issued	403,000
Liability to stockholders for shares redeemed	1,284,295

TOTAL CURRENT LIABILITIES	2,803,006

Stockholders’ deficit
Preferred stock	—
Common stock	100,000
Additional paid-in capital	8,418,247
Stock subscribed	495,000
Accumulated deficit	(11,484,869)
Accumulated other comprehensive income	191,366

TOTAL STOCKHOLDER'S DEFICIT	(2,280,256)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$522,750

The accompanying notes are an integral part of these financial statements.

Brightec, Inc. and Subsidiary
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

		(As Restated)		(As Restated)
Sales	$294	$38,951	$10,882	$123,309
Cost of sales	118	25,193	5,019	96,608

Gross profit	176	13,758	5,863	26,701

Operating expenses
Research and development	25,729	67,681	79,349	147,936
Selling and marketing	22,490	7,334	26,841	44,857
General and administrative (Includes related party expenses of $0, $0, $0 and $20,000)	240,718	55,275	431,897	356,723
Stock based employee compensation	1,600,000	—	1,600,000	—

	1,888,937	130,290	2,138,087	549,516

Operating loss	(1,888,761)	(116,532)	(2,132,224)	(522,815)

Other income (expense)
Interest income – related party	3,182	3,182	9,443	9,443
Foreign exchange gain (loss)	—	(258)	17,656	(129)
Financing costs	—	—	—	(92,825)
Gain (loss) on value of derivative liabilities	(162,545)	354,189	229,597	1,181,540
Interest expense (including related party interest of $375, $1,015, $2,402 and $7,095)	(23,542)	(1,015)	(30,041)	(7,095)

	(182,905)	356,098	226,655	1,090,934

Net income (loss)	(2,071,666)	239,566	(1,905,569)	568,119
Accumulated deficit - beginning	(9,413,203)	(9,667,174)	(9,579,300)	(9,995,727)

Accumulated deficit - ending	$(11,484,869)	$(9,427,608)	$(11,484,869)	$(9,427,608)

Basic and diluted net income (loss) per share	$(0.02)	$—	$(0.02)	$0.01

Weighted average number of shares used in computation of basic and diluted net income (loss) per share	100,000,000	100,000,000	100,000,000	100,000,000

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(2,071,666)	$239,566	$(1,905,569)	$568,119
Foreign currency translation gain (loss)	9,394	8,274	(4,855)	6,908

Comprehensive income (loss)	$(2,062,272)	$247,840	$(1,910,124)	$575,027

The accompanying notes are an integral part of these financial statements.

Brightec, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

		(As Restated)
Cash flows from operating activities
Net income (loss)	$(1,905,569)	$568,119
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Accrued interest on note receivable - related party	(7,050)	(8,732)
Foreign exchange gain (loss)	(17,656)	(7,721)
Gain on value of derivative liabilities	(229,597)	(1,181,540)
Financing costs	(106,485)	92,825
Amortization of deferred financing costs	35,495	—
Stock based compensation	1,600,000	—
General and administrative expense associated with stock based transactions	—	65,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,183	(30,767)
Inventory	(51,099)	(25,793)
Prepaid expenses	1,138	(987)
Increase (decrease) in:
Accounts payable	(14,203)	(108,705)
Accrued liabilities	68,576	(79,228)

Net cash used for operating activities	(623,267)	(717,529)

Cash flows from financing activities
Principal payments on long-term debt	—	(3,430)
Principal payments on note payable - related party	—	(100,000)
Advances received from related parties	130,600	126,783
Repayment of advances from related parties	(239,200)	(220,538)
Advances from line of credit	550,000	—
Cash received for sale of exercise of warrants and stock subscribed	212,484	917,000

Net cash provided by financing activities	653,884	719,815

Effects of changes in foreign exchange rates	(4,855)	6,908
Net increase in cash	25,762	9,194
Cash - beginning	2,445	4,310

Cash - ending	$28,207	$13,504

Supplemental disclosures of cash flows information
Cash paid during the period for interest	$20,874	$9,766

Schedule of non-cash activities
Issuance of stock to settle accounts payable	$—	$60,000

Liability to stockholders for shares redeemed and cancelled	$16,646	$2,534,234

Issuance of warrants relating to private placements	$193,176	$537,528

Issuance of warrants for financing costs	$—	$92,825

Exercise of warrants classified as liabilities	$25,450	$(145,491)

Issuance of warrants in connection with line of credit	$68,985	$—

The accompanying notes are an integral part of these financial statements.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

1.	OPERATIONS

Brightec, Inc. (“BRTE” or “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Product”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” The Company’s Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved changing the name of the Company from Advanced Lumitech, Inc., to Brightec, Inc.  In addition, effective November 13, 2006, the Company’s stock trading symbol changed from “ADLU” to “BRTE.”

Restatement of September 30, 2005 Interim Consolidated Financial Statements
The Company will be amending its previously filed Form 10-KSBs and Form 10-QSBs for 2004 and 2005 and its Form 10-QSBs for the first and second quarters of 2006 to properly reflect the items discussed below.  In as much as the amended Form 10-QSB for the third quarter of 2005 has not yet been filed with the Securities and Exchange Commission, the Company has restated the September 30, 2005 financial statements included in this Form 10-QSB.

1.

Subsequent to the issuance of the Company’s September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder’s common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, were not properly accounted for as liabilities.  The Company determined that a liability of $9,703 should have been recorded for the redemption at December 31, 2004.  During the three- and nine month periods ended September 30, 2005, the Company redeemed additional shares valued at $90,417 and $2,534,324.  The Company is required to revalue the liability at the end of each reporting period.  Accordingly, for the nine month period ended September 30, 2005, the Company reduced its liability by $1,065,498 and recognized a gain on value of derivative liabilities of $243,899 and $1,065,498 for the three and nine month periods ended September 30, 2006, respectively.  See Note 12 – Capital Stock – Redemption of Shares.

2.

The Company revalued certain options issued at December 31, 2004 that were issued to a former consultant in satisfaction of claims made against the Company.  The Company has now determined that the various factors used to value the options under the Black/Scholes method were incorrect, including the volatility factor, which was not calculated based on the Company’s openly traded stock prices.  The revaluation resulted in an increase in additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

3.

The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders’ deficit, should have been recognized as a liability.  As of June 30, 2005, warrants valued at $395,477 should have been recognized.  During the three month period ended September 30, 2005, warrants valued at $46,211 were exercised.  The Company is required to revalue this liability at the end of every reporting period.  Accordingly, at September 30, 2005, the Company decreased the value of the liability by $182,638 and recognized a gain on value of derivative liabilities for the three- and nine months periods ended September 30, 2005 of $110,290 and $116,042, respectively.  See Note 12 – Capital Stock – Issuance of Warrants.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

1.	OPERATIONS - continued

Restatement of September 30, 2005 Interim Consolidated Financial Statements – continued
4.

In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000.  The new warrants issued were not valued or recorded.  The value of the new warrants was $467,825.  As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants has now been first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs.  See Note 12 – Capital Stock – Issuance of Warrants.

The result of these restatements was to increase the net income of the Company by $354,189 (less than $0.01 per share) and $1,088,715 ($0.01 per share) for the three- and nine month periods ended September 30, 2005 and increase stockholders’ deficit by $2,152,505.

2.	INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements at September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and include all adjustments necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

3.	LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company has a working capital deficit of $2,587,637 and an accumulated deficit of $11,484,869 at September 30, 2006 and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.  Management believes that it will continue to be successful in raising the necessary financing to fund the Company’s operations through the 2006 calendar year; however, there can be no assurances that such financing can be obtained.  Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

4.	DERIVATIVE INSTRUMENTS

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock.  In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity.  In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument.  The Company accounts for derivative liability instruments under the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

5.	EARNINGS PER SHARE

The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share.  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive.  The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive or their issuance prices were in excess of the average market price for the period:

	September 30, 2006	September 30, 2005

Warrants (weighted average)	5,796,295	1,618,934

Convertible line of credit (weighted average)	1,606,924	—

Stock options (weighted average)	367,647	—

6.	COMPREHENSIVE INCOME

The Company reports components of comprehensive income under the requirements of SFAS No. 130, Reporting Comprehensive Income.  This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders’ equity.  For the periods presented, the Company’s comprehensive gain or loss consisted solely of foreign currency translation adjustments.

7.	INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of September 30, 2006 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. If permitted, the tax returns filed for 2001 will need to be amended. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

8.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at September 30, 2006:

Raw materials	$20,988
Work in process	85,044
Finished goods	3,172

$109,204

9.	DEFERRED FINANCING EXPENSES

In connection with the Loan and Security Agreement (the “Loan and Security Agreement”) entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust (“Ross/Fialkow”) (see Note 11 – Line of Credit), the Company paid a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share.  The warrant was valued at $68,985 using the Black Scholes method of valuing options and warrants.  These amounts are being amortized over the term of the Loan and Security Agreement (twelve months).  As of September 30, 2006, the balance of deferred financing expense consisted of the following:

Commitment fee	$37,500
Value of warrants issued	68,985
Less: accumulated amortization	(35,495)

$70,990

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

10.	RELATED PARTY TRANSACTIONS

As of September 30, 2006, a ten year note of $250,000 was receivable from the Company’s president who is also a director and stockholder. This full recourse note bears interest at a fixed rate of 5.05% and is due no later than December 31, 2011.  Interest on the note is accrued quarterly and due annually. No interest payments on such note have been made to date. During the three- and nine month periods ended September 30, 2006 and 2005, the Company recognized interest income of $3,182 and $9,443, respectively.

At September 30, 2006, the Company owed the president $14,372 in connection with advances made by him to the Company. During the three- and nine month periods ended September 30, 2006, he made advances to the Company of $35,000 and $46,900, respectively and the Company repaid $63,000 and $147,000, respectively, of the outstanding advances due. All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate,” (5.02% at September 30, 2006), calculated and accrued monthly.  For the three- and nine month periods ended September 30, 2006 and 2005, the Company incurred $375, $2,402, $1,015 and $7,095, respectively, of interest expense on the outstanding advances.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable.  As of September 30, 2006, net interest receivable from the Company’s president was $57,381.

In addition to the amounts described above, certain stockholders and related parties made unsecured, non-interest bearing cash advances to the Company, without specific repayment terms.  As of December 31, 2005, one stockholder made a cash advance of $8,500.  During the nine month period ended September 30, 2006, other stockholders and related parties made cash advances of $83,700.  As of September 30, 2006, the entire amount of outstanding cash advances due to these shareholders and related parties was paid in full.

In 2005, the Company paid consulting fees to its major stockholder who is also a director of the Company.  Fees totaled $0 and $20,000 for each of the three- and nine month periods ended September 30, 2005, respectively.

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

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

11.	LINE OF CREDIT - continued

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

Interest expense amounted to $23,167 and $27,639 for the three- and nine month periods ended September 30, 2006.

As of September 30, 2006, the outstanding balance of the line of credit was $550,000.

12.	CAPITAL STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING
Under the Company’s charter, 100,000,000 shares of $0.001 par value common stock are authorized. On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the increase in the Company’s authorized common stock from 100 million shares to 245 million shares.  As of September 30, 2006, 100,000,000 shares of common stock were issued and outstanding.

As of September 30, 2006, the Company was committed to issue an additional 17,123,933 shares of common stock to various shareholders in satisfaction of various redemption agreements.

The Company had entered into various agreements with various vendors to issue shares of common stock in satisfaction of amounts payable for services rendered to the Company during 2005 and in prior years and in satisfaction of claims made against the Company.  In addition, there are stock subscriptions representing equity investments for which shares of common stock have not been issued (see below).  The total number of shares to be issued as of September 30, 2006 was 7,225,002.

In total, as of September 30, 2006, the Company was committed to issue an additional 24,348,935 shares of common stock.

ISSUANCES OF COMMON STOCK
On January 27, 2006, a stockholder partially exercised warrants to purchase 195,834 shares of the Company’s common stock at an exercise price of $0.12 per share, for an aggregate exercise price of $23,500.

STOCK SUBSCRIBED
As of June 30, 2006, 4,335,002 shares of the Company’s common stock with an aggregate purchase price of $495,000 were subscribed but remained unissued.  During the three month period ended September 30, 2006, the Company did not receive any additional stock subscriptions for the purchase of shares of the Company’s common stock.

As a result, as of September 30, 2006, 4,335,002 shares with an aggregate purchase price of $495,000 are subscribed but unissued as of September 30, 2006.

LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt or claims made against the Company.  As of September 30, 2006, 2,890,000 shares with an aggregate value of $403,000 were committed but unissued.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

12.	CAPITAL STOCK - continued

LIABILITY FOR SHARES TO BE ISSUED - continued
During the nine month period ended September 30, 2006, there were no commitments entered into by the Company, for the issuance of shares of stock in satisfaction of amounts payable for services rendered to the Company.

REDEMPTION OF SHARES
In December 2004 and at various times during 2005 and 2006, the Company’s president and other stockholders agreed to allow the Company to redeem shares of their respective common stock for no additional consideration, in order to allow the Company to fulfill its commitments to issue shares to various investors, consultants and vendors.  This was as a result of the Company having already issued all of its shares of authorized common stock.

On January 27, 2006, one of these stockholders and relative of the Company’s president, agreed to allow the Company to redeem an additional 195,834 shares of his common stock, for no additional consideration, in order to fulfill the Company’s obligation to another shareholder under the partial exercise of a stock warrant, for the same number of shares.

As of September 30, 2006, the Company was committed to reissuing 17,123,933 shares of common stock to various stockholders in satisfaction of various redemption agreements.  Pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company is required to revalue the obligations to its stockholders at the end of every reporting period (quarterly) with the change in value reported on the statement of operations as a “Gain (Loss) on Value of Derivative Liabilities” in the period in which the change occurred.

The fair market value of the shares at September 30, 2006 was $1,284,295.  For the three- and nine month periods ended September 30, 2006 and 2005, the Company recognized a gain on value of derivative liabilities of $0, $156,656, $243,899 and $1,065,498, respectively.

As previously described, the number of authorized shares of common stock was increased from 100 million to 245 million.  This resulted in the fixing of the value of the obligations to its stockholders as of September 25, 2006 and ending revaluation of these liabilities.  The Company intends to issue shares of common stock to satisfy all of its obligations under various redemption agreements, stock subscriptions and agreements to issue shares of common stock in satisfaction of various amounts payable for services rendered, as soon as is reasonably possible.

ISSUANCE OF WARRANTS
The Company evaluated all warrants to determine if they give rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and EITF 00-19.  The Company determined that, as it did not have a sufficient number of authorized and unissued shares of common stock available to settle the warrants, such warrants should be recorded as a liability.  From the date of each issuance, the Company values the warrants at fair value, at the end of each reporting period (quarterly) with the change in value reported on the statement of operations as a “Gain (Loss) on Value of Derivative Liabilities,” in the period in which the change occurred.

For the three- and nine month periods ended September 30, 2006 and 2005, the Company recognized a gain (loss) on the value of derivative liabilities of $(162,545), $72,941, $110,290 and $116,042, respectively.

As previously described, on September 25, 2006 at a special meeting of the Company’s stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million.  This resulted in the elimination of the requirement to classify the value of the warrants as a liability.  From the date of the various issuances through September 25, 2006, the Company valued the warrants at the end of each reporting period.  On September 25, 2006, the fair value of the warrants of $435,882 was reclassified to additional paid-in capital.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

12.	CAPITAL STOCK - continued

ISSUANCE OF WARRANTS
The fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.59% to 5.01%; no dividend yield; an expected life of the warrants, equal to the full term of the warrants, ranging from 6 months to 32 months; and a volatility factor of 154.80% to 178.00%.

PREFERRED STOCK
On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the creation of five million shares of “blank check” preferred stock.  Subject to the provisions of the Company’s Certificate of Amendment to the Articles of Incorporation and the limitations prescribed by law, the Board of Directors is expressly authorized at its discretion, without further stockholder action, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividends rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders.  The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

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

As previously discussed, on September 25, 2006, at a special meeting of the Company stockholders, the stockholders approved an increase in the amount of the Company’s authorized shares of common stock from 100 million to 245 million.

Since the required approval has been obtained from the stockholders, the Company has recognized $1,600,000 of stock based compensation for the three- and nine month periods ended September 30, 2006.

The fair value of these options was determined using the Black/Scholes option pricing model with the following assumptions:  risk-free interest rate of 4.19%; no dividend yield; an expected life of the options of 103 months; and a volatility factor of 352%.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share Based Payment utilizing the “modified prospective” method as described in SFAS No. 123(R).  In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date.  In accordance with SFAS No. 123(R), prior period amounts were not restated.  SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.  There was no effect to the Company’s financial position or results of operations as a result of the adoption of this Standard.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

13.	STOCK OPTIONS – continued

ACCOUNTING FOR STOCK OPTIONS - continued
Prior to the effective date, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

There were no stock options granted to employees of the Company during the nine months ended September 30, 2006.

Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS No. 123(R) and EITF 96-18 and recognized over the related service period.

2006 STOCK INCENTIVE PLAN
On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the “Plan”).

Awards under the 2006 Stock Incentive Plan may include non-qualified stock options, incentive stock options,  stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards.   For a complete description of the Plan, see the Company’s Definitive Proxy Statement filed with the SEC on July 26, 2006.  The Plan became effective on September 25, 2006.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation (separation), clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until 2007 when the Company anticipated fulfilling all of its outstanding federal and state tax reporting obligations.

Brightec, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2006

14.	RECENT ACCOUNTING PRONOUNCEMENTS - continued

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements, which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and thirty-seven FASB Standards.  No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue.  The standard is to be applied to financial statements beginning after November 15, 2007.  The adoption of SFAS No. 157 is not expected to have a material impact on the financial position or results of operations of the Company.

In addition, in September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension Plans and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice.  Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007.  As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company’s financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Forms 10-KSB for the year ended December 31, 2005. This Quarterly Report on Form 10-QSB contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “anticipates,” “plans,” “expects” and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption “Risk Factors”.

CRITICAL ACCOUNTING POLICIES
Certain of the Company’s accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumptions and estimates. The Company’s critical accounting policies, which consist of revenue recognition, account receivable reserves, inventories and financial instruments, are described in the Annual Report on Forms 10-KSB for the year ended December 31, 2005. There have been no material changes to the Company’s critical accounting policies as of September 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES:
The Company’s revenue, net of returns, allowances and discounts, for the three- and nine month periods ended September 2006, was $294 and $10,882, respectively, compared to $38,951 and $123,309, respectively, for the comparable three- and nine month periods of 2005.  This decrease in revenue is primarily due to the fact that in the comparable periods of 2005, the Company made commercial sales of its Luminescent Product, which was sold to a major poster board and inkjet paper marketer.   The marketer introduced a “Glow-in-the-Dark Sign Kit” that includes two sheets of Brightec’s glow-in-the-dark paper in an 11”x14” poster board format and two “Inkjet Glow-in-the-Dark Photo Quality Paper Packs,” one including five sheets of Brightec glow-in-dark paper in an 4”x6” format and the second including three sheets of Brightec glow-in-dark paper in an 8.5”x11” format.

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

GROSS PROFIT:
The Company’s gross profit percentage was 59.86% and 53.88% for the three- and nine month periods ended September 30, 2006, compared to a gross profit percentage of 35.32% and 21.65% for the comparable three- and nine month periods ended September 30, 2005, respectively.  The increase in the level of the gross profit margin was primarily due to continued significant improvement in the manufacturing cost of the Company’s products.

In addition, during the comparable periods of 2005, the Company was required to reduce its sales price to the marketer to which it made the commercial sale, in order for that marketer to maintain its own profit margins.  Sales occurring during the three- and nine month periods ended September 30, 2006, were made directly to online customers through the Company’s website and one sale to another company for their use.  These sales did not require any reductions in sales price, thereby resulting in the increased gross profit margin achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

GROSS PROFIT: - continued
In order to continue to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses decreased by $41,952 from $67,681 to $25,729 for the three- month periods ended September 30, 2006 and 2005 and decreased by $68,587 from $147,936 to $79,349 for the nine months ended September 30, 2006 and 2005.

The decrease in research and development expenses for the three- and nine month periods ended September 30, 2006 was primarily due to a shift in the Company’s focus from research and development related to developing a commercially viable product, which was achieved by the end of the first quarter of 2006, to selling and marketing that commercially viable product, beginning by the end of the second quarter of 2006.  Unexpected delays due to the Company’s amendments and restatements of its previously filed SEC reports and delays in shipment of alternative materials to produce the product caused the Company to delay the launch of the product until the first quarter of 2007.

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses increased by $15,156 from $7,334 to $22,490 for the three months ended September 30, 2006 and 2005 and decreased by $18,016 from $44,857 to $26,841 for the nine months ended September 30, 2006 and 2005.

The increase in selling and marketing expenses for the three month period ended September 30, 2006 was primarily due to the Company’s shift in focus, during the second quarter of 2006, from research and development to marketing its commercially viable product achieved in the first quarter of 2006.  In addition, a portion of the compensation of the Company’s president was allocated to selling and marketing expenses since more of his efforts were spent on selling and marketing efforts, rather than general and administrative functions of the Company.

The decrease in selling and marketing expenses for the nine month period ended September 30, 2006 was primarily due to a decrease in professional fees and consulting services, which consisted primarily of terminating the services of a marketing consultant, a marketing and corporate branding consultant and a public relations firm.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses consisted primarily of the compensation of the executive officer, payroll and related taxes and benefits, rent and consultants, as well as legal and accounting fees.

General and administrative expenses increased by $185,433 from $55,275 to $240,718 for the three months ended September 30, 2006 and increased by $75,174 from $356,723 to $431,897 for the nine months ended September 30, 2006 and 2005.

The increase in general and administrative expenses for the three- and nine month periods ended September 30, 2006 resulted from an increase in accounting and legal fees related to the amendments and restatements of the Company quarterly reports for the first, second, and third quarters of 2005 and the first quarter of 2006 and the annual reports for the years ended December 31, 2004 and 2005.  The increase also results from the amortization of deferred financing costs relating to the line of credit agreement entered into by the Company with Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust.

STOCK BASED COMPENSATION:
On April 28, 2005, the Board of Directors voted to grant to certain employees, options for the purchase of 20,000,000 shares of the Company’s common stock at an exercise price of $0.12 per share, exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

STOCK BASED COMPENSATION: - continued
As previously discussed, on September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved an increase in the Company’s authorized shares of common stock from 100 million to 245 million.

Since the required approval has been obtained from the stockholders, the Company has recognized $1,600,000 of stock based compensation for the three- and nine month periods ended September 30, 2006.

OTHER INCOME (EXPENSE)

INTEREST INCOME:
For each of the three- and nine month periods ended September 30, 2006 and 2005, interest income was $3,182 and $9,443, respectively.  Interest income was earned on the note receivable from a related party.

FOREIGN EXCHANGE GAINS (LOSSES):
The Company pays all of the expenses of its subsidiary, which are comprised of general and administrative expenses and expenses for research and development.  Expenses of the subsidiary are denominated in Swiss francs, translated into U.S. dollars and recorded by the Company on the invoice date.  Differences between the amount of U.S dollars required to purchase sufficient Swiss francs to pay the subsidiary’s liabilities on the invoice date, and the required amount of US dollars to purchase Swiss francs when the subsidiary’s liabilities are paid, are recorded as charges or credits to the income statement under the caption “Foreign exchange gains (losses).”  For the three- and nine month periods ended September 30, 2006 and 2005, gains (losses) recognized from these differences were $0, ($258), $17,656 and ($129), respectively.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES:
Gain (loss) on value of derivative liabilities for the three- and nine month periods ended September 30, 2006 and 2005 of $(162,545), $229,597, $354,189 and $1,181,540, respectively, relates to the liabilities to stockholders for shares redeemed and the warrant liability.  Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles.  See a further discussion in Note 12 – Capital Stock under the subsections titled “Redemption of Shares” and “Issuance of Warrants”.

FINANCING COSTS:
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000.  The value of the new warrants was $467,825.  As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs.  See Note 12 – Capital Stock  – Issuance of Warrants.

INTEREST EXPENSE:
For the three month period ended September 30, 2006 and 2005, interest expense was $23,542 and $1,015, respectively.  Interest expense for the three month period ended September 30, 2006 included $23,167 relating to borrowings under the Line of Credit and $375 to related parties.  Interest expense for the three month period ended September 30, 2005 was solely to related parties.  For the nine month periods ended September 30, 2006 and 2005, interest expense was $30,041 and $2,402, respectively.  Interest expense for the nine month period ended September 30, 2006 included $27,639 relating to borrowings under the Line of Credit and $7,095 to related parties.  Interest expense for the nine month period ended September 30, 2005 was solely to related parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.  During the fourth quarter of 2006, the Company has begun the process of meeting it delinquent tax reporting obligations and anticipates having all of it delinquent filings resolved during 2007.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2006:
Since inception, the Company’s operations have not generated sufficient cash flow to satisfy the Company’s capital needs.  The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company’s common stock and debt securities. The Company has generated, from inception through September 30, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.95 million. The Company’s net working capital deficit at September 30, 2006 was $2,587,637 compared to a deficit of $3,020,195 at December 31, 2005.

The Company’s authorized capital stock consists of 245,000,000 shares of common stock, of which 100,000,000 were issued and outstanding at September 30, 2006 and 5,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2006.  As of September 30, 2006, the Company had also made commitments to issue an additional 24,348,935 shares of common stock.  These additional shares of common stock had not been issued because prior to September 25, 2006, the Company had an insufficient number of authorized and unissued shares of common stock.  The number of shares previously committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants. Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company’s balance sheet as “Stock Subscribed.” Amounts received for the remaining additional committed shares, that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company’s balance sheet as “Liability for Shares to be Issued.”

On September 25, 2006, the Company’s stockholders authorized the increase in the number of authorized shares of common stock from 100 million shares to 245 million shares.  The Company intends to issue shares of common stock to satisfy all of its obligations under the various redemption agreements, stock subscriptions and agreements to issue shares of common stock in satisfaction of various amounts payable for services rendered, as soon as is reasonable practical.

At various times in 2004, 2005 and 2006, the Company’s principal stockholder and other stockholders of the Company agreed to allow the Company to redeem 17,123,933 shares of their common stock for no additional consideration to allow the Company to fulfill its commitments to issue shares to consultants and investors of the Company.  The Company anticipates issuing these shares in the fourth quarter of 2006.

Cash increased to $28,207 at September 30, 2006 from $2,445 at December 31, 2005.

Net cash used for operating activities for the nine months ended September 30, 2006 was $623,267.  The primary reason for the decrease was to fund the loss for the period.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $653,884.

The net cash provided was the result of cash received of $212,484 from the sale and subscription of common stock and the exercise of warrants, borrowings of $550,000 under the Company’s line of credit, less net repayments of advances from related parties of $108,600.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

ABILITY TO CONTINUE AS A GOING CONCERN:
At September 30, 2006, the Company has generated minimal revenues from commercial sales of the Company’s products. To date, the Company’s operations have generated accumulated losses of $11,484,869. At September 30, 2006, the Company’s current liabilities exceed its current assets by $2,587,637. The Company’s ability to remedy this condition is uncertain due to the Company’s current financial condition. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or through the issuance of additional debt or equity securities. In June 2006, the Company entered into a $750,000 Loan and Security Agreement as described above and in Note 11 – Line of Credit.  The Company is continuing discussions with investors in its effort to obtain additional financing, however, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.  Our auditors have included a “going concern” paragraph in their auditors’ opinion for the year ended December 31, 2005.  Such a “going concern” paragraph may make it more difficult for the Company to raise funds when needed.

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

CREDIT AVAILABILITY:
As of September 30, 2006, the Company has a $ 750,000 line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust, of which $200,000 is unused.  See Note 11 – Line of Credit for a discussion of the major terms of the agreement.

COMMITMENTS:
The Company had no material capital expenditure commitments as of September 30, 2006.

EFFECTS OF INFLATION:
Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.
The Company has had ten commercial sales of its Luminescent Products aggregating a total of approximately $404,000. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company’s performance or to make a decision regarding an investment in shares of the Company’s common stock. The Company has generated an accumulated deficit of approximately $11.50 million through September 30, 2006. To date, the Company’s operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company’s products may fail to achieve significant levels of market acceptance. The Company’s business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

THE COMPANY WILL REQUIRE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, THE COMPANY MAY HAVE TO CURTAIL OR CEASE OPERATIONS.
To become and remain competitive, the Company will be required to make significant investments in the Company’s infrastructure, including hiring employees to provide sales, marketing, product development and financial reporting services on an ongoing basis. The Company does not at this time have any committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to the Company in the future or at all. If financing is not available on satisfactory terms, the Company may be unable to operate at its present level, market or sell its products, or develop and expand its business, develop new products or develop new markets, and its operating results may be adversely affected. Debt financing, if available, increases expenses and must be repaid regardless of operating results. The availability of debt or equity financing is uncertain, and successful equity financing would result in additional dilution to existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and questions concerning the Company’s ability to generate net income and positive cash flows from operations indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company’s report of independent registered public accounting firm, as of and for the year ended December 31, 2005, also indicates that there is substantial doubt about the Company’s ability to continue as a going concern.

THE COMPANY HAS A LIMITED NUMBER OF EMPLOYEES TO CARRY ON ITS OPERATIONS.
As of September 30, 2006, the Company had only three full-time employees and several part-time consultants. The Company has not had sufficient resources to hire additional employees and the Company’s continued inability to hire additional employees will have a material adverse effect on the Company’s ability to carry on and expand its business operations.

THE COMPANY HAS LIMITED FINANCIAL AND OPERATIONAL CONTROLS.
The Company has been unable to attract additional directors and has no audit or compensation committees. In addition, the Company’s employees have limited financial experience and the Company currently lacks an adequate system of internal financial or management controls. The Company does not have an accounting department but relies on outside bookkeeping services to record financial activity and consultants to assist in the preparation with financial statements. The Company has received a letter from its independent registered public accountants indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company’s Board of Directors and (4) the preparation of its financial statements in an accurate and timely fashion. If the Company is unable to raise additional capital, it will not have sufficient resources to implement an adequate system of internal management and financial controls and will be unable to hire employees with adequate financial and accounting experience.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

THERE EXISTS SIGNIFICANT CONCENTRATION OF OWNERSHIP OF THE COMPANY’S COMMON STOCK.
One of the Company’s stockholders, David Geffen, owns a significant percentage (28.4%) of the Company’s outstanding common stock. As a result, this stockholder may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership of the Company’s common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of the Company’s common stock.

THE COMPANY’S PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND THE COMPANY HAS HAD LIMITED PRODUCT SALES TO DATE.
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

THE COMPANY RELIES ON THIRD-PARTY MANUFACTURERS TO PRODUCE ITS PRODUCTS.
The Company currently has no manufacturing facilities and relies on several third party manufacturers to produce the Company’s Luminescent Product. Loss of these manufacturing facilities would have a significant adverse effect on the Company’s operations. There can be no assurance that the Company’s third party manufacturers will continue to manufacture the Company’s products.

THE COMPANY RELIES ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY RIGHTS TO PROTECT ITS PROPRIETARY INTERESTS.
The Company’s future success depends in part on its ability to maintain patents and other intellectual property rights covering its Luminescent Products. There can be no assurance that the Company’s patents and patent applications are sufficiently comprehensive to protect the Company’s products. The process of seeking further patent protection can be long and expensive and there can be no assurance that the Company will have sufficient capital resources to cover the expense of patent prosecution or maintenance of its applications or existing patents or that all or even any patents will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to the Company. The Company’s limited financial resources may limit the Company’s ability to bring any action to enforce its current patents.

THE COMPANY IS DEPENDENT UPON TWO SOURCES FOR RAW MATERIALS TO MANUFACTURE IT PRODUCTS.
The principal raw materials used by the Company, in connection with the manufacture of its Luminescent Product, are purchased from one source supplier. Although the Company could buy from the second source for such raw material, the unavailability of such raw material or significant price increases of such raw material would have a material adverse effect on the Company’s business.

RIGHTS TO ACQUIRE SHARES OF THE COMPANY’S COMMON STOCK WILL RESULT IN SIGNIFICANT DILUTION TO OTHER HOLDERS OF SHARES OF THE COMPANY’S COMMON STOCK.
As of September 30, 2006, warrants and options to acquire a total of 26,737,499 shares of the Company’s common stock were outstanding. As of such date, the Company had also made commitments to issue an additional 24,348,935 shares of common stock to investors in and vendors of the Company, which are anticipated to be issued during the fourth quarter of 2006. The existence of such stock options, warrants, and commitments could adversely affect the price at which shares of the Company’s common stock may be sold or the ability of the market to absorb such additional shares of common stock if such investors decide to sell such shares and the terms on which the Company can obtain additional financing.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

THERE IS A LIMITED MARKET FOR THE COMPANY’S COMMON STOCK.
The Company’s common stock is thinly traded and may experience price volatility, which could affect a stockholders ability to sell the Company’s common stock or the price at which it may be sold. There has been and may continue to be a limited public market for the common stock of the Company. The shares of the Company’s common stock are traded On the NASDAQ Over the Counter Bulletin Board market.  As of September 30, 2006, the Company’s stock traded under the symbol “ADLU.”  Effective November 13, 2006, with the approval of the stockholders to change the Company’s name, formerly Advanced Lumitech, Inc., to Brightec, Inc., the Company’s stock trades under the symbol “BRTE.”

THE COMPANY’S FAILURE TO COMPETE EFFECTIVELY MAY LIMIT ITS ABILITY TO ACHIEVE PROFITABILITY.
Competition in the area in which the Company expects to market the Luminescent Products is intense, and the Company’s competitors have substantially greater resources than the Company.

THE COMPANY IS DEPENDENT ON ITS FOUNDER AND KEY EMPLOYEE.
The success of the Company is dependent upon the continued availability of its founder, Patrick Planche. The unavailability of Patrick Planche or the Company’s inability to attract and retain other key employees could severely affect the ability of the Company’s current and proposed conduct of its business.

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

During the quarter ended September 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. The evaluation included the effectiveness of the design and operation of the Company’s disclosure and control procedures as they relate to the following: (1) the recognition, valuation and recording of derivative liabilities of the Company; (2) the valuation and recording of stock options and warrants issued and (3) the recording of stock subscriptions.  The Company’s evaluation, under the control of the Chief Executive Officer and a consultant who is a certified public accountant with knowledge and experience in the area of derivative liabilities, considered whether the Company’s controls and procedures ensured that the information required to be recorded in the Company’s accounting records and required to be disclosed in the Company’s periodic reports is communicated, summarized, valued, recorded and reported within the time periods specified in the Commission’s rules and forms as of the evaluation date.

At the conclusion of the evaluation it was determined that the Company had an insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying US GAAP and in reporting financial information in accordance with the requirements of the Commission and had insufficient controls over the dissemination of information regarding non-routine and complex transactions.  The results were incorrect treatments and a lack of proper analysis of such transactions by our staff.

As a result of the above matters, the Company is restating its Form 10-KSB and audited financial statements for the years ended December 31, 2004 and December 31, 2005 as well as its Form 10-QSB and financial statements for the periods March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006.  The Company will also need to amend its Form 10-QSB for the period ended June 30, 2006 as a result of the effects of certain restatements made in the aforementioned reports.

As a result of this evaluation and the subsequent inquiry from the Securities and Exchange Commission, the Company has made certain changes to its internal controls surrounding all aspects of the Company’s handling of derivative liabilities, stock warrants, stock options, stock subscriptions and the valuation methods applied to all of the aforementioned items.

The Company has concluded that additional controls and procedures should be implemented to assure the proper application of appropriate accounting standards. Specifically, the Company has hired the aforementioned certified public accountant to consult with us on all non-routine and complex accounting matters, including those areas mentioned above, to determine the proper accounting treatment under a particular set of circumstances.

The Company believes that the new controls and procedures that the Company has implemented have addressed the Company’s internal control failures and are reasonable to avoid a similar deficiency in the future.

The Company’s management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is management’s opinion that this new addition to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting.

Other than the matters described above, no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of equity securities or other equity transactions that occurred during the three month period ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Special Meeting of Stockholders was held on September 25, 2006. The following matters were voted on (1) to elect two members to serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified; (2) to vote on a proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares of all classes of stock that the Company is authorized to issue from 100 million shares to 250 million shares and to increase the total number of authorized shares of Class A Common Stock from 100 million shares to 245 million shares; (3) to amend the Articles of Incorporation to create five million shares of “blank check” Preferred Stock; (4) to amend the Company’s Articles of Incorporation to change the Company’s name to “Brightec, Inc.”; (5) to adopt a new long-term stock incentive plan (the “2006 stock incentive plan”) pursuant to which 50 million of the Company’s common stock will be reserved for issuance and available under such plan.

The vote tallies were as follows:

(1)	Proposal to elect two members to serve on the Board of Directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

	FOR	WITHHOLD

Patrick Planche	60,947,401	5,797,215
David J. Geffen	60,947,401	5,797,215

(2)

Proposal to amend the Company’s Articles of Incorporation to increase the total number of authorized shares of classes of stock that the Company is authorized to issue from 100 million shares to 250 million shares, and to increase the total number of authorized shares of Class A Common Stock from 100 million shares to 245 million shares.

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

66,660,661	58,955	25,000	0

(3)	Proposal to amend the Articles of Incorporation to create 5 million shares of “blank check” Preferred Stock

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

61,512,231	5,206,885	25,500	0

(4)	Proposal to amend the Company’s Articles of Incorporation to change the Company’s name to “Brightec, Inc.”

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

66,718,761	355	25,500	0

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – continued

(5)

Proposal to adopt a new long-term stock incentive plan (the “2006 stock incentive plan”) pursuant to which 50 million of the Company’s common stock will be reserved for issuance and available under such plan.

FOR	AGAINST	ABSTENTIONS	BROKER NON-VOTES

53,041,476	13,678,140	25,000	0

All proposals, having received the requisite number of votes, were approved.  There were no other matters that were properly brought before the special meeting, which were considered and voted upon by the stockholders.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Number	Description of Exhibit

31	Certification of Patrick Planche, President and Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32

Certification of Patrick Planche, President and Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTEC, INC.

Date: November 20, 2006	By:	/s/ Patrick Planche

Patrick Planche
President and Chief Executive Officer

EXHIBIT INDEX

Number	Description of Exhibit

31	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1850, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)	E-1
32

Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

E-2