Form 10KSB/A
period 2004-12-31
BRIGHTEC, INC
filed 2007-03-02
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Company at December 31, 2004, was $6,767,508, assuming that all executive officers, directors and 10% stockholders known to the Company are affiliates.

The Company had 100,000,000 shares of Common Stock, $.001 par value, issued and outstanding as of December 31, 2004.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-KSB for the period December 31, 2004, as previously filed on August 3, 2005.

A. Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption was not properly accounted for as a liability. As a result, the Company recognized the liability of $13,195 and reduced additional paid-in capital by $13,195.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $850,000, were improperly classified as a component of stockholders' deficit and should have been classified as liability.

C. The Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor, used to value the options under the Black/Sholes method, were incorrect. The revaluation resulted in an increase in non-cash consulting expense and an increase in the amount of additional paid-in capital in the amount of $90,524.

D. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004.

The effect of these restatements was to increase the net loss of the Company by $90,524 (less than $0.01 per share) and to increase stockholders' deficit by $863,195.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-KSB/A.

In all other material respects, this Amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on August 3, 2005. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as well as our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

================================================================================
                             Advanced Lumitech, Inc.

                                  FORM 10-KSB/A

                                Table of Contents

PART I.                                                                                Page No.
-------
               Restatement of 2004 Consolidated Financial Statements                      4
               -----------------------------------------------------

               Introductory Statement                                                   4 - 5
               ----------------------

Item 1         Description of Business                                                  5 - 9
------         -----------------------

Item 2         Description of Property                                                    9
------         -----------------------

Item 3         Legal Proceedings                                                          9
------         -----------------

Item 4         Submission of Matters to a Vote of Security Holders                        9
------         ---------------------------------------------------

PART II
-------

Item 5         Market for Common Equity, Related Stockholder Matters and
------         ---------------------------------------------------------
               Small Business Issuer Purchases of Equity Securities                     9 - 11
               ----------------------------------------------------

Item 6         Management's Discussion and Analysis or Plan of Operation               11 - 21
------         ---------------------------------------------------------

Item 7         Financial Statements                                                       21
------         --------------------

Item 8         Changes In and Disagreements With Accountants on
------         ------------------------------------------------
               Accounting and Financial Disclosure                                        21
               -----------------------------------

Item 8a        Controls and Procedures.                                                   21
-------        ------------------------

Item 8b        Other Information                                                          21
-------        -----------------

PART III
--------

Item 9         Directors and Executive Officers of Registrant.                         22 - 23
------         -----------------------------------------------

Item 10        Executive Compensation.                                                 23 - 24
-------        -----------------------

Item 11        Security Ownership of Certain Beneficial Owners and
-------        ---------------------------------------------------
               Management and Related Stockholder Matters.                             24 - 25
               -------------------------------------------

Item 12        Certain Relationships and Related Transactions.                         26 - 27
-------        -----------------------------------------------

Item 13        Exhibits.                                                               27 - 28
-------        ---------

Item 14        Principal Accountant Fees and Services.                                 28 - 29
               ---------------------------------------

SIGNATURES                                                                                30
----------

EXHIBIT
-------
INDEX                                                                                     31
-----

EXHIBITS                                                                              E-1 - E-2
--------

FINANCIAL
---------
STATEMENTS                                                                            F-1 - F-16
----------

              Restatement of 2004 Consolidated Financial Statements

The Company is restating its 2004 consolidated financial statements for the following matters:

A. Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of a certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption was not properly accounted for as a liability. As a result, the Company recognized a liability of $13,195 and reduced additional paid-in capital by $13,195. See Note 9 - Liability to Stockholder for Shares Redeemed.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $850,000 were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 8 - Liability for Stock Subscriptions Received.

C. The Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor, used to value the options under the Black/Sholes method, were incorrect. The revaluation resulted in an increase in non-cash consulting expense and an increase in the amount of additional paid-in capital in the amount of $90,524.

D. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004. See Note 7 - Liability for Shares to be Issued.

The effect of these restatements was to increase the net loss of the Company of $90,524 (less than $.01 per share) and to increase in stockholders' deficit by $863,195.

                             Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-KSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-KSB/A to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-KSB/A that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 6, Risk Factors, and in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

The Company will provide copies of its annual report, including audited financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

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

For accounting purposes, the acquisition of Brightec SA was treated as a reverse acquisition of the Company by Brightec SA. However, the Company was the legal acquirer and, accordingly, the acquisition was effected by the issuance of 4,000,000 shares of Common Stock, $0.001 par value, of the Company. As a result of this transaction, the stockholders of Brightec SA became majority stockholders of the Company, owning 80% of the Company's then issued 5,000,000 shares of Common Stock. On August 14, 1998, the Company's Board of Directors authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech, Inc. and authorized a five-for-one split of the Company's then issued Common Stock, increasing the Company's issued and outstanding Common Stock to 25,000,000 shares. The Company is authorized to issue 100,000,000 shares of Common Stock.

In late 1999, the Company relocated its headquarters, operations and management to the metropolitan Boston, Massachusetts area because it believed the United States would offer the largest market for its products. During fiscal years 2000, 2001 and 2002, the Company had limited operations and limited resources and had incurred substantial payables and debt, primarily to outside vendors and consultants and to creditors of Brightec SA, relating primarily to research and product development costs, patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating and settling the Company's obligations owed to its major creditors in exchange for cash and shares of the Company's Common Stock. In the second fiscal quarter of 2002, the Company engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent Product. During the first quarter of 2003, the Company was able to demonstrate the commercial feasibility of manufacturing its Luminescent Product relying on third-party subcontract manufacturers. In October 2003, the Company made its first commercial sale of its Luminescent Product, which was used as a ticket medium for a major sports event, which occurred in early 2004.

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

The ability of the Company to manufacture, market and sell its Luminescent Products is dependent upon the successful raising of additional capital by the Company, as described in Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources as December 31, 2004. As discussed in Note 1 to the Consolidated Financial Statements, this contingency, among others, raises substantial doubt about the Company's ability to continue as a going concern. See also Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Risk Factors.

Company's Product
The Company markets and sells graphic quality printable luminescent films (the "Luminescent Product"). These films incorporate luminescent or phosphorescent pigments, and are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Brightec Inkjet Paper version of the Company's Luminescent Product is typically referred to as "paper" although it is an all-plastic construction.

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

The availability of Brightec products is dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part II, Item 6 - Management's Discussion an Analysis or Plan of Operation - Risk Factors.

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

Additional sales and marketing activities are dependent on the Company's ability to successfully raise additional capital, as described in Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation -

Liquidity and Capital Resources as of December 31, 2004. See also Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Risk Factors.

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

Continued research and development activities by the Company are dependent upon the Company's successful raising of financing, as described in Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and
Capital Resources as of December 31, 2004. See also Part II, Item 6 - Management's Discussion and Analysis or Plan of Operations - Risk Factors.

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

Future manufacturing activities are dependent on the Company's ability to successfully raise additional capital, as described in Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and
Capital Resources as of December 31, 2004. See also Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Risk Factors.

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

All raw materials used in the Company's products are manufactured by leading companies in the United States, Europe, and the Far East and represent items that are readily available on a commercial basis. Although the Company's luminescent pigments are obtained from a sole source supplier, the Company does not anticipate any problems obtaining materials used in the manufacturing process. Nevertheless, disruptions of trade or other restrictions which might affect the availability of raw materials on a timely basis, especially those sourced from overseas and unforeseen price increases could substantially impair the Company's ability to deliver its products.

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

The Company and Brightec SA may need to defend Brightec SA's patent and trademarks against infringement in one or more countries. This is a costly and time consuming process which the Company and Brightec SA may not have availability of sufficient funds to pursue. See Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Risk Factors.

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

Competing films and papers are currently offered by existing companies at established price levels that are likely to materially influence Brightec product pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than the Company and have been established and known in the specialty and inkjet paper field for a number of years. See Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Risk Factors.

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

Item 4.  Submission of Matters to a Vote of Security Holders
None


                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Commitments to Issue Additional Securities
At December 31, 2004, the Company's authorized capital stock consisted of 100,000,000 shares of Common Stock, $0.001 par value, of which 100,000,000 shares were issued and outstanding. The Company, as of such date, had also made commitments to issue an additional 13,394,765 shares of Common Stock at such time as the Company is able to increase the number of shares of its authorized Common Stock excluding shares of Common Stock issuable upon the exercise of outstanding options and warrants.

Dividends
The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay future cash dividends.

Market Information
The Company's Common Stock is currently quoted on the National Association of Securities Dealers, Inc. Over-

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - continued

Market Information - continued
the-Counter Bulletin Board "pink sheets" ("OTCBB") under the symbol ADLU.PK. The following table lists the high and low sales prices for the Company's Common Stock for the periods indicated. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transaction.

                                                2003                          2004
                                     --------------------------    ---------------------------
                                        High           Low            High            Low
                                     -----------    -----------    ------------   ------------
                First quarter             $0.05          $0.00           $1.85          $0.35
                Second quarter            $0.05          $0.02           $0.51          $0.14
                Third quarter             $0.06          $0.00           $0.25          $0.04
                Fourth quarter            $0.45          $0.00           $0.48          $0.06

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

In January 2004, the Company entered into an agreement to issue 216,000 shares of Common Stock to Element Production, Inc. in exchange for consulting services valued at $0.25 per share or an aggregate of $54,000. In October 2004, the Company entered into an agreement with Element Production, Inc. pursuant to which the Company issued 250,000 shares of Common Stock to Element Production, Inc., valued at $0.10 per share, in settlement of indebtedness owed by the Company to Element Production, Inc. in the aggregate amount of $25,000.

In January 2004, the Company agreed to issue 720,000 shares of Common Stock, at an agreed-upon value of $0.25 per share, to Schwartz Communications in exchange for consulting services of $180,000 provided in 2004.

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

On February 24, 2005, the Company sold 20,000 shares of Common Stock to Stephen and Marcella Elios at a

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - continued

Sales of Unregistered Securities - continued purchase price of $0.10 per share for an aggregate of $2,000.

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

Item 6.  Management's Discussion And Analysis Or Plan Of Operation

Factors That May Affect Future Results
Any statements contained in this Form 10-KSB/A that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed below under "Risk Factors" and in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

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

In late 1999, the Company relocated its headquarters, operations and management to the metropolitan Boston,

Massachusetts area because it believed the United States would offer the largest market for its products. During fiscal years 2000, 2001 and 2002, the Company had limited operations and limited resources and had incurred substantial payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating primarily to research and product development costs and patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating and settling the Company's obligations owed to its major creditors in exchange for cash and shares of the Company's Common Stock. In the second fiscal quarter of 2002, the Company engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent Product. During the first quarter of 2003, the Company was able to demonstrate the commercial feasibility of manufacturing its Luminescent Product relying on third-party subcontract manufacturers. In October 2003, the Company made its first commercial sale of its Luminescent Product, which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its Luminescent Product offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. Additional sales and marketing activities are dependent on the Company's ability to successfully raise additional capital, as described in Part II, Item 6 - Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources as of December 31, 2004. See also
Part II, Item 6 - Management's Discussion and Analysis or Plan of Operations - Risk Factors.

Going Concern Consideration
Investors in the Company should take into account that the Company has a working capital deficit of approximately $2,034,000 and an accumulated deficit of approximately $9,999,000 at December 31, 2004, and recurring net losses since inception. The future viability of the Company is dependent upon the Company's ability to obtain additional financing and achieve profitability in future operations. These circumstances raise doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies
This section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" addresses the Company's restated consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Company believes that the following accounting policies are critical to the preparation of the Company's consolidated financial statements and other financial disclosure. The following is not intended to be a comprehensive list of all of the Company's significant accounting policies, which are more fully described in Note 2 to the consolidated financial statements.

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

Derivative instruments
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

Income Taxes
The Company has a history of losses. These losses generated sizeable federal and foreign net operating loss ("NOL") carry forwards as of December 31, 2004, which amounts have not been determined because the Company does not have the required information. The Company has not filed its federal and state tax returns for 2003, 2002 and 2000 and the tax return filed for 2001 will need to be amended.

Generally accepted accounting principles require that the Company record a valuation allowance against the deferred income tax asset associated with these NOL carry forwards and other deferred tax assets if it is "more likely than not" that the Company will not be able to utilize NOL carry forward to offset future income taxes. Due to the Company's history of unprofitable operations, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, Inventory Pricing. This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this statement, which it is required to adopt effective January 1, 2006, on its financial position, results of operations and cash flow.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation and superseding APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the Company to expense grants made under stock option and employee stock purchase plans. The cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company is evaluating the alternatives under the standard, which it is required to adopt in the first quarter of 2006.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is evaluating the impact of this statement on the Company's financial position, results of operations and cash flow.

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Revenues:
In October 2003, the Company made its first commercial sale of the Luminescent Product, which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003 - continued

Revenues - continued:
second commercial sale of its Luminescent Product offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. As a result, the Company's revenue increased by $169,497 to $222,279 in 2004 from $ 52,782 in 2003.

Gross Profit:
Due to factors discussed below, the Company's gross profit percentage decreased by 11.8% in 2004 to approximately 3.9% from 15.7% in 2003. The decrease in the Company's gross profit percentage was primarily due to the requirement that the Company participate in retail price reductions of its Brightec Inkjet Paper necessary for the retail seller to achieve targeted sales requirements during the market test, which commenced in February 2004 and ended on July 1, 2004. As a result of this sales price reduction participation requirement, the Company refunded $60,000 to the major office superstore retailer in 2004. In order to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to lower its manufacturing costs.

Research and Development Expenses:
Primarily caused by an increase in consultant fees, research and development expenses increased by $18,410 in 2004 to $147,891 from $129,481 in 2003. This increase was offset in part by a decrease in the number of manufacturing trial runs and the use of fewer supplies related to the efforts of demonstrating the commercial feasibility of manufacturing the Company's luminescent films. The research and development expenses in 2004 were related primarily to consultant fees, qualifying raw materials and efforts of reducing manufacturing and raw materials costs.

Selling and Marketing Expenses:
Selling and marketing expenses increased by $470,468 in 2004 to $714,491 from $244,023 in 2003. The increase in selling and marketing expenses was primarily due to an increase in professional fees and consulting services, which consisted primarily of expenses incurred for a marketing consultant, a marketing and corporate branding consultant and expenses incurred in connection with the public relation campaign to support the United States launch of the Brightec brand name and products. The increase in selling and marketing expenses included an increase in non-cash charges of $402,000 in 2004 to $591,000 from $189,000 in 2003 relating to commitments to issue and issuances of shares of the Company's Common Stock in exchange for public relation and corporate branding consulting services, including approximately $266,000 in consulting expense related to the issuance of stock options to a former consultant.

General and Administrative:
General and administrative expenses consist primarily of the compensation of the executive officer, rent, legal and accounting costs and consultants. General and administrative expenses increased by $331,875 in 2004 to $787,765 from $455,890 in 2003. This increase was primarily due to an increase in the compensation of the President, rent for a new location and consultant fees, including consulting fees paid to an affiliate of the Company and the commitment to issue shares of the Company's Common Stock with a value of $75,000 in exchange for professional services, offset by lower accounting fees.

Interest Expense:
Interest expense incurred on amounts due to related parties was $16,296 and $13,774 in the years ended December 31, 2004 and 2003, respectively. The interest expense is primarily due to the Company borrowing $104,000 from David Geffen, the Company's principal stockholder, under convertible demand promissory notes, which bear interest of 8%. At December 31, 2004, $100,000 was outstanding under these short terms notes. At December 31, 2004 and 2003, respectively, $166,491 and $156,704, was outstanding under the Company's long- term debt from the mother-in-law of the Company's President. At each balance sheet date, the outstanding debt in Swiss francs is converted to US dollars, and any required adjustment is recorded in the cumulative translation

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003 - continued

Interest Expense - continued
adjustment account within the equity section of the balance sheet.

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

Other Income (Expense):
For the three months ended March 31, 2004, net interest expense was $2,087 compared to net interest income of $1,536 for the comparable period in 2003. Interest expense and interest income are dependent on the level of loans due to and from affiliated parties.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003 - continued

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

Gross Profit:
The Company's gross profit percentage was 35% for the three month period ended June 30, 2004. The Company was able to realize a satisfactory gross profit, since no price reduction participation or other price related agreements were linked to its third and fourth commercial sales.

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

Revenues - continued
for the comparable three months of 2003.

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

Liquidity and Capital Resources as of December 31, 2004:
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its Common Stock, warrants to purchase shares of the Company's Common Stock and debt securities. The Company has raised, from inception through December 31, 2004, cumulative net cash proceeds from the sale of its equity of approximately $3.9 million. The Company's net working capital deficit at December 31, 2004 was $2,034,036 compared to a deficit of $101,367 at December 31, 2003. The Company's authorized capital stock consists of 100,000,000 shares of Common Stock all of which were issued and outstanding at December 31, 2004.

As of December 31, 2004, the Company had also made commitments to issue an additional 13,394,765 shares of

Liquidity and Capital Resources as of December 31, 2004 - continued:
Common Stock at such time as the Company is able to increase the number of authorized shares of its Common Stock. The number of shares committed excludes shares of Common Stock issuable upon the exercise of outstanding options and warrants. Amounts received for these additional committed shares, which were purchased for cash, have been received by the Company and are reflected in the Company's 2004 financial statements as a liability for stock subscriptions received. Amounts received for these additional committed shares, which were agreed to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's 2004 financial statements as liability for shares to be issued.

In December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his common stock (valued at $13,195) for no consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. A liability for such amount has been recognized by the Company as of December 31, 2004. Upon the increase in the number of authorized shares of its Common Stock, the Company will issue 77,620 replacement shares (adjusted for any recapitalization transactions) for no additional consideration. See Note 9 - Liability to Stockholder for Shares Redeemed.

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

Ability to Continue as a Going Concern
At December 31, 2004, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of approximately $9,999,000. At December 31, 2004, the Company's current liabilities exceed its current assets by approximately $2,034,000. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

         The Company has had three commercial sales of its Luminescent Products aggregating a total of approximately $265,000. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $9,999,000 through December 31, 2004. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

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

         The principal raw materials used by the Company, in connection with the manufacture of its Luminescent Product, are purchased from a sole source supplier. The unavailability of such raw material or significant price increases of such raw material would have a material adverse effect on the Company's business. The Company currently has no secondary source for such raw material.

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

         The Company's Common Stock is thinly traded and may experience price volatility, which could affect a stockholders ability to sell the Company's Common Stock or the price at which it may be sold. There has been and may continue to be a limited public market for the Common Stock of the Company. The shares of the Company's Common Stock is not traded on any established market and the Company's Common Stock was

         There is a limited market for the Company's Common Stock - continued

         delisted from the NASDAQ small cap market in 2001 due to non-compliance with certain continuing listing requirements. The Company's Common Stock is currently quoted on the "pink sheets" under the symbol "ADLU.PK".

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

Item 7.  Financial Statements

The Company's financial statements, and the report of Carlin, Charron & Rosen, LLP, independent registered public accounting firm, referred to in the accompanying Index to Financial Statements, are attached to this Form 10-KSB/A commencing on page F-1.

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

The Company's by-laws provide that all Directors are elected each year at the annual meeting of stockholders. The Company's by-laws also provide that all officers are elected at the first meeting of the Board of Directors following the annual meeting of stockholders and hold office for one year. The Company's last annual meeting of stockholders took place on May 28, 1999. The Company does not have an Audit Committee of its Board of Directors and the entire Board of Directors of the Company acts as the Company's Audit Committee. The Company does not have an Audit Committee financial expert serving on its Board of Directors. The Company has been unable to attract an Audit Committee financial expert to serve on its Board of Directors as a result of its limited operations and financial resources.

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

--------------------------------
(1) Francois Planche resigned as Secretary and Director of the Company effective April 27, 2005.

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

Compensation Philosophy: The Company has not developed a formal plan for the compensation of the Company's management, as its primary focus, and application of working capital, has been the development of its products and markets. In structuring any compensation program for management, however, the Board of Directors will seek to establish compensation policies that provide management with a performance incentive, and that align the interests of senior management with stockholder interests. Such program will include salary and annual incentives as its basic components and, in establishing the total amount and mix of these components of compensation, the Board of Directors expects to consider the past performance and anticipated future contribution of each executive officer.

Compensation of Executive Officers: The salaries of the executive officers of the Company are reviewed annually by the Board of Directors. The Board has not considered compensation levels for comparable positions at similar companies in determining compensation levels for management. Instead, compensation levels for executive officers have been based on the Board's assessment of the Company's liquidity and corresponding ability to compensate its executive officers at any level. There are no employment contracts or agreements in effect for any officer of the Company.

Annual Incentives: The Board historically has never approved or, thus far, even considered an executive incentive plan which would provide executive officers of the Company with the opportunity to earn specified percentages of their base salary based upon targeted financial goals or the achievement of individual objectives and a subjective assessment of the executive's performance. There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2004.

Compensation of the Chief Executive Officer: Mr. Patrick Planche's salary for fiscal year ended December 31, 2004 was determined by the Board based upon the Company's working capital limitations, and was not intended to reflect the Board's view of his value to the Company.

Item 10.  Executive Compensation

Director Compensation
The Company does not currently pay cash or other compensation to its Directors.

Executive Compensation
The following table sets forth the aggregate cash compensation paid by the Company with respect to the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002 to the Chief Executive Officer.

Name and Position                Year           Cash Compensation
-----------------                ----           -----------------
Patrick Planche                  2004                $ 156,000
  Chief Executive Officer        2003                $  85,000
  President and Treasurer        2002                $  39,000

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

The Company's 1999 stock option/stock issuance plan (the "1999 Plan") provides for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company's Common Stock. As of December 31, 2004, options to purchase an aggregate of 2,800,000 of the Company's Common Stock had been granted under the 1999 Plan, of which options to purchase 1,600,000 shares of the Company's Common Stock had been cancelled, options to purchase 200,000 shares of the Company's Common Stock had been exercised and options to purchase 1,000,000 shares of the Company's Common Stock remained outstanding and are exercisable at an exercise price of $0.50 per share. At December 31, 2004, 3,800,000 shares of the Company's Common Stock remain available for grant under the 1999 Plan. No options or other rights have been granted under the 1999 Plan since 1999. In addition to the 1999 Plan, in 2004, the Company granted a non-qualified option to purchase 4,462,911 shares of the Company's Common Stock at an exercise price of $0.10 per share to a former consultant in settlement of claims made by the former consultant against the Company. The option is fully vested and is exercisable for a period of three years. In 2005, the Company also granted, subject to stockholder approval, options at an exercise price of $0.12 per share to purchase 12,000,000 shares of Common Stock to Patrick Planche together with two additional options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's Common Stock. The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois Planche, a former Director of the Company. Also in 2005, the Company granted a non-qualified option to a consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company. The options granted in 2004 and 2005 cannot be exercised until such time as the Company increases the number shares of the Company's authorized Common Stock.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - continued.

      -------------------------------------------------------------------------------------------------
      Directors and Named Executive Officers             Number of Shares Owned
      --------------------------------------             ----------------------
      -------------------------------------------------------------------------------------------------
      -------------------------------------------------------------------------------------------------
      Patrick Planche
          15A Moccasin Path
          South Natick, MA 01760-6098                          3,536,130                 3.5%
      -------------------------------------------------------------------------------------------------
      Francois Planche (1)
          81 Boulevard de la Cluse,
          1205 Geneva, Switzerland                             5,083,750                 5.1%
      -------------------------------------------------------------------------------------------------
      David J. Geffen (2)
          11 Clover Terrace
          Natick, MA 01760-5435                               46,263,403                46.2%
      -------------------------------------------------------------------------------------------------
      All executives officers and directors as a
      group (3 persons)                                       54,883,283                54.9%
      -------------------------------------------------------------------------------------------------
      Additional 5% Stockholders
      -------------------------------------------------------------------------------------------------
      Jeffrey Stern Revocable Trust (3)
          44 Eliot Hill Road
          Natick, MA 01760-5534                                7,085,000                 7.1%
      -------------------------------------------------------------------------------------------------
      James J. Galvin and Peggy Galvin
          9 Bluestone Path
          Natick, MA 01760-5866                                8,857,144                 8.8%
      -------------------------------------------------------------------------------------------------
      Holding Canales b.v.
          Oostrikkerdijk 21 A
          5595 SC Leende                                       6,536,000                 6.5%
          The Netherlands
      -------------------------------------------------------------------------------------------------
      Jose Canales la Rosa (4)
          Oostrikkerdijk 21 A
          5595 SC Leende
          The Netherlands                                      7,473,500                 7.5%
      -------------------------------------------------------------------------------------------------

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

Item 12.  Certain Relationships and Related Transactions

At  December  31,  2004  and  2003,  $20,000  was  owed  to  Luminescent  Europe
Technologies b.v., a Netherlands company, ("LET b.v."), whose principal stockholder, Jose Canales La Rosa ("Canales") is a stockholder of the Company. This debt related to the repurchase of certain licenses granted by the Company to LET b.v. for the use and exploitation of the Company's Luminescent Products. The Company and LET b.v. entered into an agreement in April, 2005 to settle this obligation by the issuance of 100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

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

(A) Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm         F-2

         Consolidated Balance Sheet as of December 31, 2004              F-3

         Consolidated Statements of Operations and Accumulated
         Deficit for the years ended December 31, 2004 and 2003          F-4

         Consolidated Statements of Stockholders' Deficit for
         the years ended December 31, 2004 and 2003                   F-5 - F-6

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2004 and 2003                                F-7

         Notes to Consolidated Financial Statements                   F-8 - F-16

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

                    10.7 Lease dated March 1, 2004 by and between 6-8 Pleasant Street Realty Trust and Advanced Lumitech, Inc. for corporate office space in South Natick, MA. (filed as Exhibit 10.7 to the Company's 2003 Form 10-KSB).

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

                                                 ADVANCED LUMITECH, INC.

Date:  February 28, 2007                         By: /s/ PATRICK PLANCHE
---------------------------                      -----------------------
                                                 Patrick Planche
                                                 Principal Executive Officer and
                                                 Principal Financial Officer

                               (Power of Attorney)

Each person whose signature appears below constitutes and appoints Patrick Planche as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB/A and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


Signature                        Title                                         Date
                                 -----                                         ----

/s/ PATRICK PLANCHE              President, Chief Executive Officer,           February 28, 2007
-------------------
Patrick Planche                  Treasurer and Director
                                 (Principal executive officer and principal
                                 financial and accounting officer)

/s/ DAVID GEFFEN                 Director                                      February 28, 2007
----------------
David Geffen

                                  EXHIBIT INDEX

               FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 2004



Exhibit
Number                           Description
------                           -----------


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

Notes to Consolidated Financial Statements                            F-8 - F-16

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Lumitech, Inc. and subsidiary as of December 31, 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its 2004 consolidated financial statements and its 2003 statement of stockholders' deficit to reflect corrections for (a) the accounting for the redemption of common stock; (b) the classification of subscriptions received for the purchase of the Company's common stock; (c) the revaluation of certain stock options; and (d) the classification of the liability for shares to be issued. These changes resulted in an increase of $90,524 to the net loss for the year ended December 31, 2004 and an increase of $863,195 to total stockholders' deficit as of December 31, 2004.

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

/s/ Carlin, Charron and Rosen, LLP

Westborough, Massachusetts
February 16, 2007

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                         December 31, 2004 (As Restated)

--------------------------------------------------------------------------------

                                     Assets
Current assets
   Cash                                                            $      4,310
   Interest receivable, related party                                    38,750
   Inventory                                                             31,348
                                                                   ------------
                                                                         74,408

Note receivable from related party                                      250,000
                                                                   ------------

Total assets                                                       $    324,408
                                                                   ============

                     Liabilities and Stockholders' Deficit

Current liabilities
   Current maturities of long-term debt                            $      3,505
   Accounts payable                                                     367,329
   Accrued liabilities                                                  243,219
   Notes payable to related party                                       100,000
   Liability for shares to be issued                                    467,000
   Liability for stock subscriptions received                           850,000
   Liability to stockholder for shares redeemed                          13,195
   Advances due to related parties                                       64,196
                                                                   ------------
                                                                      2,108,444
Long-term liabilities
   Long-term debt, net of current maturities                            162,986
                                                                   ------------

                                                                      2,271,430
                                                                   ------------
Stockholders' deficit
   Common stock                                                         100,000
   Additional paid-in capital                                         7,808,732
   Accumulated deficit                                               (9,999,219)
   Accumulated other comprehensive income                               143,465
                                                                   ------------
                                                                     (1,947,022)
                                                                   ------------

Total liabilities and stockholders' deficit                        $    324,408
                                                                   ============


   The accompanying notes are an integral part of these financial statements.

                        ADVANCED LUMITECH, INC. AND SUBSIDIARY

                        Consolidated Statements of Operations
             For the Years Ended December 31, 2004 (As Restated) and 2003

-------------------------------------------------------------------------------------

                                                            2004            2003
                                                        (As Restated)

Sales                                                   $    222,279    $     52,782

Cost of sales                                                213,518          44,505
                                                        ------------    ------------

Gross profit                                                   8,761           8,277
                                                        ------------    ------------

Operating expenses
   Research and development                                  147,891         129,481
   Selling and marketing                                     714,491         244,023
   General and administrative                                787,765         455,890
                                                        ------------    ------------
                                                           1,650,147         829,394
                                                        ------------    ------------

Operating loss                                            (1,641,386)       (821,117)
                                                        ------------    ------------

Other income (expense)
   Interest income                                            13,627          11,000
   Interest expense                                          (16,296)        (13,774)
   Other                                                         226              --
                                                        ------------    ------------
                                                              (2,443)         (2,774)
                                                        ------------    ------------

Net loss                                                $ (1,643,829)   $   (823,891)
                                                        ============    ============


Basic and diluted net loss per share                    $      (0.02)   $      (0.01)
                                                        ============    ============

Weighted average number of shares used in
  computation of basic and diluted net loss per share     98,539,152      96,766,929
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                          Consolidated Statements of Stockholders' Deficit
                             For the Years Ended December 31, 2004 (As Restated) and 2003 (As Restated)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Accumulated Other
                                                                          Additional                   Comprehensive
                                                   Common Stock             Paid-in      Accumulated       Income
                                               Shares       Par Value       Capital        Deficit         (Loss)          Total
Balance, January 1, 2003                     96,181,920   $     96,182   $  6,975,873   $ (7,531,499)   $    137,084   $   (322,360)

Issuance of stock for convertible note          100,000            100          9,900             --              --         10,000

Issuance of stock in connection with
    subscriptions for 500,000 shares of
    common stock                                500,000            500         49,500             --              --         50,000

Issuance of stock for consulting services         6,700              7            405             --              --            412

Issuance of stock for cash in connection
  with equity financing                       1,150,000          1,150        113,850             --              --        115,000

Issuance of stock for consulting services       345,000            345         34,155             --              --         34,500

Net loss for year                                    --             --             --       (823,891)             --       (823,891)


Foreign currency translation adjustment              --             --             --             --          11,992         11,992
                                                                                                                       ------------


Comprehensive loss                                   --             --             --             --              --       (811,899)
                                           ------------   ------------   ------------   ------------    ------------   ------------

Balance, December 31, 2003                   98,283,620         98,284      7,183,683     (8,355,390)        149,076       (924,347)



                                                                                                                        Continued --

                             The accompanying notes are an integral part of these financial statements.

                                                                 F-5

                                               ADVANCED LUMITECH, INC. AND SUBSIDIARY

                                    Consolidated Statements of Stockholders' Deficit (Continued)
                             For the Years Ended December 31, 2004 (As Restated) and 2003 (As Restated)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Accumulated Other
                                                                            Additional                   Comprehensive
                                                     Common Stock             Paid-in      Accumulated       Income
                                                 Shares       Par Value       Capital        Deficit         (Loss)          Total

Issuance of stock for consulting services        216,000            216         53,784             --             --         54,000

Issuance of stock for settlement of debt         250,000            250         24,750             --             --         25,000

Stock options issued to consultant                    --             --        356,960             --             --        356,960

Issuance of stock in connection with
     subscription for 1,620,000 shares         1,620,000          1,620        160,380             --             --        162,000

Issuance of stock for settlement of
  liability for shares to be issued               80,380             80         41,920             --             --         42,000

Redemption of shares from related party               --             --        (13,195)            --             --        (13,195)

Redemption of shares related to
  settlement of dispute                         (450,000)          (450)           450                            --             --

Net loss for year                                     --             --             --     (1,643,829)            --     (1,643,829)


Foreign currency translation adjustment               --             --             --             --         (5,611)        (5,611)
                                                                                                                       ------------


Comprehensive loss                                    --             --             --             --             --     (1,649,440)
                                            ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2004 (As Restated)     100,000,000   $    100,000   $  7,808,732   $ (9,999,219)  $    143,465   $ (1,947,022)
                                            ============   ============   ============   ============   ============   ============


                             The accompanying notes are an integral part of these financial statements.

                                                                 F-6

                             ADVANCED LUMITECH, INC. AND SUBSIDIARY

                             Consolidated Statements of Cash Flows
                  For the Years Ended December 31, 2004(As Restated) and 2003

-----------------------------------------------------------------------------------------------

                                                                       2004           2003
                                                                  (As Restated)
Cash flows from operating activities
     Net loss                                                     $ (1,643,829)   $   (823,891)
     Adjustments to reconcile net loss to net cash used
       for operating activities:
         Depreciation                                                    2,689           4,375
         Foreign exchange loss                                          13,218              --
         Operating expenses associated with stock-based
           transactions                                                665,960         234,412
         Changes in operating assets and liabilities:
              (Increase) decrease in:
                  Interest receivable                                  (13,627)        (11,000)
                  Inventory                                             74,146        (105,494)
              Increase in:
                  Accounts payable                                     100,941         155,960
                  Accrued liabilities                                   74,051         164,950
                                                                  ------------    ------------
Net cash used for operating activities                                (726,451)       (380,688)
                                                                  ------------    ------------

Cash flows from financing activities
     Repayment of long-term debt                                        (3,431)         (1,530)
     Change in advances due to related parties                          58,000        (126,173)
     Change in note payable to related party                            (4,000)         54,000
     Cash received for sale of common stock and
       stock subscribed                                                350,000         777,000
                                                                  ------------    ------------
Net cash provided by financing activities                              400,569         703,297
                                                                  ------------    ------------

Effects of changes in foreign exchange rates                            (5,611)         11,992
                                                                  ------------    ------------

Net increase (decrease) in cash                                       (331,493)        334,601

Cash - beginning                                                       335,803           1,202
                                                                  ------------    ------------

Cash - ending                                                     $      4,310    $    335,803
                                                                  ============    ============

Supplemental disclosures of cash flows information
     Cash paid during the year for interest                       $     16,976    $      4,701
                                                                  ============    ============

Non-cash investing and financing transactions:
     Issuance of stock to settle accounts payable                 $     25,000    $         --
                                                                  ============    ============

     Note converted to stock and accounts payable                 $         --    $     10,000
                                                                  ============    ============

     Liability for stock subscriptions received                   $    188,000    $    612,000
                                                                  ============    ============

     Liability to stockholder for shares redeemed and cancelled   $     13,195    $         --
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2004 and 2003

--------------------------------------------------------------------------------

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubts about the Company's ability to continue as a going concern have been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $10 million through December 31, 2004 and has a working capital deficit of approximately $2.034 million at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

      Restatement of 2004 Consolidated Financial Statements

      The Company is restating its 2004 consolidated financial statements for the following matters:

      A. Subsequent to the issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of a certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption was not properly accounted for as a liability. As a result, the Company recognized a liability of $13,195 and reduced additional paid-in capital by $13,195. See Note 9 - Liability to Stockholder for Shares Redeemed.

      B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $850,000 were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 8 - Liability for Stock Subscriptions Received.

      C. The Company revalued certain options issued to a former consultant in satisfaction of claims against the Company. The Company has now determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect, including the volatility factor, which was not calculated based on the Company's openly traded stock prices. The revaluation resulted in an increase in non-cash consulting expense and an increase in the amount of additional paid-in capital in the amount of $90,524.

         D. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004. See Note 7 - Liability for Shares to be Issued.

         The effect of these restatements was to increase the net loss of the Company by $90,524 (less than $.01 per share) and to increase stockholders' deficit by $863,195.

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

     Financial Instruments
         The Company's financial instruments consist of cash, accounts receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2004. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any other financial instruments.

     Foreign Currency
         The functional currency of the Company is the U.S. dollar, with the Swiss franc being the functional currency of Brightec SA. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included as a

     Foreign Currency
         component of comprehensive loss. Foreign exchange gains and losses arising from operating activities are included in the current year net loss.

     Comprehensive Income
         The Company reports comprehensive income (loss) in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Derivative instruments
         In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

     Stock Option Plans
         The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provision of SFAS No. 123, Accounting for Stock-based Compensation and SFAS No. 148, Accounting for Stock-based Compensation-Transition and Disclosure for such employee stock option awards. The Company recognizes forfeitures as they occur. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black-Sholes option pricing model and the calculated option value is recorded as an expense in the financial statements.

         There were no employee options granted in either 2004 or 2003; therefore, there is no pro-forma compensation disclosures required.

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

3.   Related Party Transactions

     Advances / Notes Receivable due from Related Party(ies)
         As of December 31, 2004, a note of $250,000 was receivable from the Company's president, who is also a director and stockholder. This loan is due not later than December 31, 2011, bears interest at 5.05% and is full-recourse. Interest on the loan is due annually. No interest payments on such loan have been received to date.

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

         Other related party debt is described in Notes 5 and 6. Redemption of related party shares is described in Note 7 and 8.

4.   Accrued Liabilities

     At December 31, 2004, accrued liabilities consist of the following:

                     Professional fees                     $ 171,122
                     Consulting fees                          64,000
                     Interest                                  8,097
                                                           ---------
                                                           $ 243,219
                                                           =========

5.   Notes Payable to Related Party

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

6.   Long-Term Debt

     As of December 31, 2004, $166,491 was outstanding in connection with a 2002 agreement with the mother-in-law of the Company's president. This agreement provides for the repayment of 2,000 Swiss francs of principal each January 1 and July 1, together with accrued interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for 2004 and 2003 of $7,562 and $6,430, respectively. This obligation is denominated in Swiss francs and at each balance sheet date the outstanding debt is translated to U.S. dollars and any required adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet. Maturities of long-term debt are as follows:

6.   Long-Term Debt

                  Year ending December 31,
                             2005                                $  3,505
                             2006                                   3,505
                             2007                                   3,505
                             2008                                   3,505
                             2009                                   3,505
                           Thereafter                             148,966
                                                                 --------
                                                                 $166,491
                                                                 ========

7.   Liability for Shares to be Issued

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

     The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004.

8.   Liability for Stock Subscriptions Received

     During 2004, the Company received subscriptions to purchase shares of the Company's common stock. As of December 31, 2003, the Company had received $662,000 to purchase 8,227,145 shares of common stock. During 2004, the Company issued 1,620,000 shares of common stock in satisfaction of $162,000 of stock

8.   Liability for Stock Subscriptions Received

     subscriptions and received and additional $350,000 to purchase 3,500,000 shares of common stock. As of December 31, 2004, the Company had outstanding liabilities for stock subscriptions received of $850,000 for the purchase of 10,107,145 shares of the Company's common stock.

     As  discussed  in Note 1, the Company  has  determined  that  subscriptions received  for  the  purchase  of  the  Company's  common  stock  should  be classified as a liability. When the Company received the stock subscriptions, it had already issued all of its common shares authorized under its charter. Under generally accepted accounting principles, when a contract (the subscription agreement) is to be settled in shares of stock and the share settlement is not within the control of the Company as a result of the Company requiring stockholder approval to increase the number of authorized shares in order to settle the contract, liability classification is required.

9.   Liability to Stockholder for Shares Redeemed

     As discussed in Note 10 - Common Stock - Redemption of Shares, in December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreement states that the Company will reissue to its president/stockholder the same number of shares redeemed as soon as is reasonable practical and that the president/stockholder will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed. On the date of the redemption, the value of the shares of common stock redeemed was $13,195 which will be the carrying value. If and when authorized shares are sufficient to reissue the shares, this amount will be reclassified to additional paid in capital.

10.  Common Stock

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

         In June 2003, the Company entered into an agreement to issue 345,000 shares of common stock in exchange for consulting services valued at $0.10 per share or an aggregate of $34,500. Under the agreement, the Company agreed to issue an additional 108,000 shares of common stock in exchange for additional consulting services valued at $0.25 per share or an aggregate of $27,000. The 108,000 shares were issued in 2004. In 2004, the Company agreed to issue 216,000 shares of common stock valued at $ 0.25 per share or $54,000 for consulting services and 250,000 shares of common stock valued at $0.10 or $25,000 to settle indebtedness incurred for consulting services.

     Redemption of Shares
         In December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. The Company will use its best efforts to increase the number of authorized shares of its common stock as soon as reasonably practicable and, upon such event, will issue 77,620 replacement shares (adjusted for any recapitalization transactions) for no additional consideration. See
         Note 9 - Liability to Stockholder for Shares Redeemed.

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

         In addition to the 1999 Plan, in 2004 the Company granted to a former consultant employee a non-qualified option to purchase 4,462,911 shares of the Company's common stock at an exercise price of $0.10 per share. The option is fully vested and is exercisable for a period of three years. The fair value of these options was estimated at the date of grant using the Black-Sholes option pricing model with the following assumptions for fiscal year 2004: risk-free interest rate of 2.94%; no dividend yield; an expected life of the options of 3 years; and a volatility factor of 430.70%. As a result of this transaction, the Company recorded $356,960 of non-cash consulting expense.

11.  Income Taxes

     The Company has not calculated the tax benefits of its net operating losses as of December 31, 2004 and 2003 since it does not have the required information. The Company has not filed its federal and state returns for 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended. For financial statement purposes, as of December 31, 2004, the Company has cumulative book losses in the United States of approximately $9,999,000 and in Switzerland of approximately 2,494,000 Swiss francs. Utilization of net operating loss and tax credit carry forwards in the United States, when determined, may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended.

     The annual limitation may result in the expiration of net operating losses and tax credit carry forward before full utilization. An Internal Revenue Code Section 382 loss carry forward limitation may apply to the portion of the loss incurred prior to the recapitalization by the sale of the Company's common stock in 2002.

     Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

12.  Commitments

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

     In November 2004, the Company agreed to pay a former consultant a $30,000 severance payment during the

12.  Commitments

     first six months of 2005, which amount has been accrued as of December 31, 2004. In addition, this former consultant received stock options (see Note 10 - Common Stock - Stock Options.)

13.  Subsequent Events

     Through June 30, 2005, the Company obtained $787,000 through subscriptions for 7,455,000 shares of common stock.

     In April 2005, the board of directors approved the grants of options for 20,000,000 shares of common stock at $0.12 per share to four individuals, including options for 12,000,000 shares to the Company's president and 2,000,000 shares to his brother.

14. Quarterly Financial Information (Unaudited)

     The following table contains unaudited statements of operations for each quarter of the years ended December 31, 2004 (As Restated) and 2003. Management believes that the following selected information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented.

                                              Three Months Ended in 2004 (As Restated)
                                      March 31        June 30       September 30    December 31
       Sales                        $    176,216    $     41,965    $      1,560    $      2,538
       Cost of sales                     169,273          27,210           4,527          12,508
                                    ------------    ------------    ------------    ------------
       Gross profit (loss)                 6,943          14,755          (2,967)         (9,970)
                                    ------------    ------------    ------------    ------------

       Operating expenses
         Research and development         62,687          31,929          11,762          41,513
         Selling and marketing           168,399         127,235          76,969         341,888
       General and administrative        138,175         185,614         120,294         343,682
                                    ------------    ------------    ------------    ------------
                                         369,261         344,778         209,025         727,083
                                    ------------    ------------    ------------    ------------


       Operating loss                   (362,318)       (330,023)       (211,992)       (737,053)
       Other income (expense)             (2,087)         (1,482)           (514)          1,640
                                    ------------    ------------    ------------    ------------
       Net loss                     $   (364,405)   $   (331,505)   $   (212,506)   $   (735,413)
                                    ============    ============    ============    ============


                                                      Three Months Ended in 2003
                                      March 31        June 30       September 30    December 31

       Sales                        $         --    $         --    $         --    $     52,782
       Cost of sales                          --              --              --          44,505
                                    ------------    ------------    ------------    ------------
       Gross profit                           --              --              --           8,277
                                    ------------    ------------    ------------    ------------

       Operating expenses
       Research and development           12,823          11,021          18,685          86,952
       Selling and marketing               5,145           5,346          50,474         183,058
       General and administrative         42,806          31,949          59,721         321,414
                                    ------------    ------------    ------------    ------------
                                          60,774          48,316         128,880         591,424
                                    ------------    ------------    ------------    ------------

       Operating loss                    (60,774)        (48,316)       (128,880)       (583,147)
       Other income (expense)              1,536            (722)         (2,347)         (1,241)
                                    ------------    ------------    ------------    ------------
       Net loss                     $    (59,238)   $    (49,038)   $   (131,227)   $   (584,388)
                                    ============    ============    ============    ============