Form 10QSB/A
period 2005-03-31
BRIGHTEC, INC
filed 2007-03-02
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
    -------------------------------------------------------------------------
                                (Title of class)

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company had 100,000,000 shares of Common Stock, $0.001 par value, issued and outstanding as of March 31, 2005.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period March 31, 2005, as previously filed on August 17, 2005.

A. Subsequent to the original issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption should have been accounted for as a liability; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $1,262,000 and $850,000, were improperly classified as a component of stockholders' deficit as of March 31, 2005 and December 31, 2004, respectively, and should have been classified as a liability.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect. The revaluation resulted in an increase of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock should have been accounted for as a liability; not as a component of stockholders' deficit. The Company recorded an initial liability of $82,341. During the three months ended March 31, 2005, warrants valued at $27,106 were exercised. The Company is required to revalue the liability at the end of each reporting period. Accordingly, the Company increased the value of the liability by $107,069 and recognized a loss on value of derivative liabilities of $107,069.

E. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of March 31, 2005 and December 31, 2004 and for the three-months and year then ended, respectively.

The effect of these restatements was to increase the net loss of the Company by $107,069 (less than $0.01 per share) and increase stockholders' deficit by $1,437,499.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on August 17, 2005. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended June 30, 2005, September 30, 2005 and March 31, 2006 as well as our amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

                                      INDEX


                                                                     Page Number

           Restatement of March 31, 2005 Consolidated
             Financial Statements                                            4

           Introductory Statement                                        4 - 5

Part I.    Financial Information
           ---------------------

     Item 1.    Financial Statements

                Consolidated Balance Sheets at March 31, 2005 and
                  December 31, 2004                                          6

                Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2005 and 2004                       7

                Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2005 and 2004                       8

                Notes to Consolidated Financial Statements              9 - 13

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition And Results of Operations                  14 - 19

     Item 3.    Quantitative and Qualitative Disclosures about
                  Market Risk                                               20

     Item 4.    Controls and Procedures                                     21

Part II.   Other Information
           -----------------

     Item 1.    Legal Proceedings                                           22

     Item 2.    Unregistered Sales of Equity and Use of Proceeds            22

     Item 6.    Exhibits and Reports on Form 8-K                            23

Signatures                                                                  24

Exhibit Index                                                               25

Exhibits

     31         Certification of Chief Executive Officer and
                  Chief Financial Officer Pursuant to Section 203          E-1

     32         Certification of Chief Executive Officer Pursuant
                  to 18 U.S.C. Section 1350, As Adopted Pursuant
                  to Section 906 of the Sarbanes-Oxley Act of 2002         E-2

         Restatement of March 31, 2005 Consolidated Financial Statements

The Company is restating its March 31, 2005 consolidated financial statements for the following matters:

A. Subsequent to the original issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption should have been accounted for as a liability; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. See Note 12 - Liability to Stockholder for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $1,262,000 and $850,000, were improperly classified as a component of stockholders' deficit as of March 31, 2005 and December 31, 2004, respectively, and should have been classified as a liability. See Note 11 - Liability for Stock Subscriptions Received.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect. The revaluation resulted in an increase of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock should have been accounted for as a liability; not as a component of stockholders' deficit. The Company recorded an initial liability of $82,341. During the three months ended March 31, 2005, warrants valued at $27,106 were exercised. The Company is required to revalue the liability at the end of each reporting period. Accordingly, the Company increased the value of the liability by $107,069 and recognized a loss on value of derivative liabilities of $107,069. See Note 10 - Warrant Liability.

E. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of March 31, 2005 and December 31, 2004 and for the three-months and year then ended, respectively. See Note 9 - Liability for Shares to be Issued.

The effect of these restatements was to increase the net loss of the Company by $107,069 (less than $0.01 per share) and increase stockholders' deficit by $1,437,499.

                             Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-QSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-QSB/A to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-QSB/A that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 3, Quantitative and Qualitative Disclosures About Market Risk, and in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

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


                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Advanced Lumitech, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                   (Unaudited)          (Audited)
                                                                  March 31, 2005    December 31, 2004
                                                                -----------------   -----------------
                                                                  (As Restated)       (As Restated)
ASSETS
Current assets
     Cash                                                       $          73,357   $           4,310
     Accounts receivable                                                   31,912                  --
     Interest receivable, related party                                    40,266              38,750
     Inventory                                                             32,524              31,348
                                                                -----------------   -----------------
                                         TOTAL CURRENT ASSETS             178,059              74,408
                                                                -----------------   -----------------
Office and photographic equipment                                          23,511              23,511
Less accumulated depreciation                                             (23,511)            (23,511)
                                                                -----------------   -----------------
                                                                               --                  --
                                                                -----------------   -----------------
Note receivable from related party                                        250,000             250,000
                                                                -----------------   -----------------
                                                 TOTAL ASSETS   $         428,059   $         324,408
                                                                =================   =================
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Current maturities of long-term debt                       $           3,487   $           3,505
     Accounts payable                                                     256,039             367,329
     Accrued liabilities                                                  266,680             243,219
     Advances from related party                                           32,196              64,196
     Liability for shares to be issued                                    497,000             467,000
     Warrant liability                                                    162,304                  --
     Liability for stock subscriptions received                         1,262,000             850,000
     Liability to stockholder for shares redeemed                          13,195              13,195
     Notes payable to related party                                        50,000             100,000
                                                                -----------------   -----------------
                                    TOTAL CURRENT LIABILITIES           2,542,901           2,108,444
                                                                -----------------   -----------------
Long-term liabilities
     Long-term debt, net of current maturities                            160,411             162,986
                                                                -----------------   -----------------
                                            TOTAL LIABILITIES           2,703,312           2,271,430
                                                                -----------------   -----------------
Stockholders' deficit
     Common stock                                                         100,000             100,000
     Additional paid-in capital                                         7,753,497           7,808,732
     Accumulated deficit                                              (10,269,428)         (9,999,219)
     Accumulated other comprehensive income                               140,678             143,465
                                                                -----------------   -----------------
                                                                       (2,275,253)         (1,947,022)
                                                                -----------------   -----------------
                                        TOTAL LIABILITIES AND
                                        STOCKHOLDERS' DEFICIT   $         428,059   $         324,408
                                                                =================   =================

   The accompanying notes are an integral part of these financial statements.


                     Advanced Lumitech, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       For the Three Months Ending
                                                                March 31,
                                                      ------------------------------
                                                          2005              2004
                                                      -------------    -------------
                                                      (As Restated)
Sales to third parties                                $      35,442    $     176,216
Cost of sales                                                34,103          169,273
                                                      -------------    -------------

Gross profit                                                  1,339            6,943
                                                      -------------    -------------
Operating expenses
     Research and development                                18,594           62,687
     Selling and marketing                                   33,452          168,399
     General and administrative                             112,295          138,175
                                                      -------------    -------------
                                                            164,341          369,261
                                                      -------------    -------------

Operating loss                                             (163,002)        (362,318)

Other income (expense)
     Loss on value of derivative liabilities               (107,069)              --
     Other                                                     (138)          (2,087)
                                                      -------------    -------------
                                                           (107,207)          (2,087)
                                                      -------------    -------------

Net loss                                                   (270,209)        (364,405)

Accumulated deficit - beginning                          (9,999,219)      (8,355,390)
                                                      -------------    -------------

Accumulated deficit - ending                          $ (10,269,428)   $  (8,719,795)
                                                      =============    =============

Basic and diluted net loss per share                  $       (0.00)   $       (0.00)
                                                      =============    =============

Weighted average number of shares used in
computation of basic and diluted net loss per share     100,000,000       98,283,620
                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.


                     Advanced Lumitech, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                         March 31,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
                                                               (As Restated)
Cash flows from operating activities
Net loss                                                        $   (270,209)  $   (364,405)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party         (1,516)        (3,406)
          Loss on value of derivative liabilities                    107,069             --
          Depreciation                                                    --            677
          Foreign exchange loss                                           --         (9,422)
          General and administrative expense associated
               with stock based transactions                          30,000         72,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                        (31,912)      (235,087)
          Inventory                                                   (1,176)        38,011
     Increase (decrease) in:
          Accounts payable                                          (111,290)       136,785
          Accrued liabilities                                         23,461        (39,858)
                                                                ------------   ------------
Net cash used for operating activities                              (255,573)      (404,705)
                                                                ------------   ------------
Cash flows from financing activities
     Principal payments on long-term debt                             (2,593)        (1,679)
     Principal payments on note payable - related party              (50,000)            --
     Repayment of advances from related party                        (32,000)       (50,000)
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                              412,000        350,000
                                                                ------------   ------------
Net cash provided by financing activities                            327,407        298,321
                                                                ------------   ------------

Effects of changes in foreign exchange rates                          (2,787)        15,467
                                                                ------------   ------------

Net increase (decrease) in cash                                       69,047        (90,917)

Cash - beginning                                                       4,310        335,803
                                                                ------------   ------------

Cash - ending                                                   $     73,357   $    244,886
                                                                ============   ============
Supplemental disclosures of cash flows information
     Cash paid during the period for interest                   $      9,766   $      5,493
                                                                ============   ============
Schedule of non-cash activities
     Issuance of warrants relating to private placements        $     82,341   $         --
                                                                ============   ============

     Exercise of warrants classified as liabilities             $    (27,106)  $         --
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

Restatement of March 31, 2005 Interim Consolidated Financial Statements

The Company is amending its Form 10-QSB for the period March 31, 2005 for the following matters:

A. Subsequent to the original issuance of the Company's March 31, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption should have been accounted for as a liability; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. See Note 12 - Liability to Stockholder for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $1,262,000 and $ 850,000, were improperly classified as a component of stockholders' deficit as of March 31, 2005 and December 31, 2004, respectively, and should have been classified as a liability. See Note 11 - Liability for Stock Subscriptions Received.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect. The revaluation resulted in an increase of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock should have been accounted for as a liability; not as a component of stockholders' deficit. The Company recorded an initial liability of $82,341. During the three months ended March 31, 2005, warrants valued at $27,106 were exercised. The Company is required to revalue the liability at the end of each reporting period. Accordingly, the Company increased the value of the liability by $107,069 and recognized a loss on value of derivative liabilities of $107,069. See Note 10 - Warrant Liability.

E. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of March 31, 2005 and December 31, 2004 and for the three-months and year then ended, respectively. See Note 9 - Liability for Shares to be Issued.

The effect of these restatements was to increase the net loss of the Company by $107,069 (less than $0.01 per share) and increase stockholders' deficit by $1,437,499.

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.  Interim Financial Statements

The accompanying unaudited consolidated financial statements at March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiary.

All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended
December 31, 2004, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3.  Going Concern Consideration

The Company has a working capital deficit of $2,364,842 and an accumulated deficit of $10,269,428 at March 31, 2005, and recurring net losses since inception.

The ability of the Company to continue as a going concern is primarily dependent on the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2005 calendar year; however, there can be no assurances that such financing can be obtained.

4.  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

                                      (Unaudited)         (Audited)
                                     March 31, 2005    December 31, 2004
                                   -----------------   -----------------
                                     (As Restated)       (As Restated)

Raw materials                      $           5,437   $          19,867
Work in process                               22,765               7,181
Finished goods                                 4,322               4,300
                                   -----------------   -----------------
                                   $          32,524   $          31,348
                                   =================   =================

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

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  Related Party Transactions

As of March 31, 2005 and December 31, 2004, a note of $250,000 was receivable from the Company's president, who is also a director and stockholder. This full-recourse loan bears interest at a fixed rate of 5.05% and is due no later than December 31, 2011. Interest is on the loan is accrued quarterly and due annually. No interest payments on such loan have been made to date.

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

OTHER NOTES
Other related party debt is described in Notes 7 and 8.

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

8. Long-Term Debt

As of March 31, 2005 and December 31, 2004, $163,898 and $166,491, respectively, was outstanding in

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8. Long-Term Debt - continued

connection with an agreement entered into in 2002 with the mother-in-law of the Company's president. This agreement provides for the repayment of 2,000 Swiss francs of principal each January 1 and July 1, together with accrued interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for the three-months ended March 31, 2005 and the year ended December 31, 2004 of $1,727 and $7,562, respectively. At each balance sheet date the outstanding debt is translated to U.S. dollars and any required adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet.

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                     Years Ended                    Amount
                  -----------------              ------------
                  December 31, 2006              $      3,487
                  December 31, 2007                     3,487
                  December 31, 2008                     3,487
                  December 31, 2009                     3,487
                  December 31, 2010                     3,487
                      Thereafter                      146,463
                                                 ------------
                                                 $    163,898
                                                 ============

9. Liability for Shares to be Issued

Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at March 31, 2005

As of December 31, 2004, 3,210,000 shares with an aggregate value of $467,000 were committed but uniussued.

During the first quarter of 2005, the Company agreed to issue 120,000 shares of common stock valued at $0.25 per share in exchange for public relations services received with an aggregate value of $30,000.

As a result of the aforementioned transaction, 3,330,000 shares with an aggregate value of $497,000 were are committed but unissued as of March 31, 2005.

The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of March 31, 2005 and December 31, 2004 and for the three-months and year then ended, respectively.

10. Warrant Liability

During the quarter ended March 31, 2005, the Company issued warrants initially valued at $82,341. As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Of that amount, $27,106 of the outstanding warrants was exercised. In addition, the Company is required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of March 31, 2005, the value of the remaining balance of outstanding warrants was $162,304. For the three months ended March 31, 2005, the Company recognized a loss on value of derivative liabilities of $107,069.

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10. Warrant Liability - continued

The fair value of these warrants was estimated at the date of grant using the Black/Sholes option pricing model with the following assumptions for the three month period ended March 31, 2005: risk-free interest rate of 2.34% to 2.79%; no dividend yield; an expected life of 2 to 5 months; and a volatility factor of 41.8%.

11. Liability for Stock Subscriptions Received

Liability for stock subscriptions received represents the obligation of the Company to various investors who have paid the Company to purchase shares of common stock. As discussed in Note 1, the Company has determined that subscriptions received for the purchase of the Company's common stock should be classified as a liability. When the Company received the stock subscriptions, it had already issued all of its common shares authorized under its charter. Under generally accepted accounting principles, when a contract (the subscription agreement) is to be settled in shares of stock and the share settlement is not within the control of the Company as a result of the Company requiring shareholder approval to increase the number of authorized shares in order to settle the contract, liability classification is required.

As of December 31, 2004, the Company had outstanding liabilities for stock subscriptions received of $850,000 for the purchase of 10,107,145 shares of the Company's common stock. During the period ending March 31, 2005, the Company received an additional $412,000 to purchase 4,120,000 shares of common stock. As of March 31, 2005, the Company had outstanding liabilities for stock subscriptions received of $1,262,000 for the purchase of 14,227,145 shares of the Company's common stock.

12. Liability to Stockholder for Redeemed Shares

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

On the date of the redemption, the value of the shares of common stock redeemed was $13,195.

As of March 31, 2005 and December 31, 2004, the value of the shares redeemed was $13,195.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operation of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB/A and our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2004. This Quarterly Report on Form 10-QSB/A contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes", "anticipates", "plans", "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption "Risk Factors".

CRITICAL ACCOUNTING POLICIES

Certain of the Company's accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumption and estimates. The Company's critical accounting policies, which consist of revenue recognition, account receivable reserves and inventories, are described in the Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2004. There have been no material changes to the Company's critical accounting policies as of March 31, 2005.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004 - continued

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

Other Income (Expense)

For the three months ended March 31, 2005, the net of interest expense and interest income was $267 compared to the $2,087 for the comparable period in 2004. Interest expense and interest income are dependent on the level of loans due to and from affiliated parties. Other Income (Expense) also includes $129 from foreign currency translation gains relating to the amount of US Dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in US Dollars, when the interest was due.

Loss on Value of Derivative Liabilities

Loss on value of  derivative  liabilities  of  $107,069  in 2005  relates to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in Note 10 - Warrant Liability.

Income Taxes

The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Liquidity and Capital Resources as of March 31, 2005:

Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its Common Stock, warrants to purchase shares of the Company's Common Stock and debt securities. The Company has generated, from inception through March 31, 2005, cumulative net cash proceeds from the sale of its equity of approximately $4.3 million. The Company's net working capital deficit at March 31, 2005 was $2,364,842 compared to a deficit of $2,034,036 at December 31, 2004. The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, of which 100,000,000 were issued and outstanding at March 31, 2005. As of March 31, 2005, the Company had also made commitments to issue an additional 17,634,765 shares of Common Stock, none of which the Company can issue. The 17,634,765 additional shares of Common Stock can be issued at such time as the Company is able to increase the number of authorized shares of its Common Stock.

The number of shares committed excludes shares of Common Stock to be issued upon the exercise of outstanding options and warrants. Amounts received for these additional committed shares, which were purchased for cash have been received by the Company and are reflected in the Company's financial statements as Common Stock subscribed.

Amounts received for additional committed shares that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's financial statements as liability for shares to be issued.

In December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources as of March 31, 2005 - continued:

common stock, valued at $13,195, in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. Upon the increase in the number of authorized shares of its Common Stock, the Company will issue 77,620 replacement shares (adjusted for any re-capitalization transactions) for no additional consideration.

Cash and cash equivalents increased to $73,357 at March 31, 2005 from $4,310 at December 31, 2004. Net cash used for operating activities for the three months ended March 31, 2005 was $255,573.

Net cash provided by financing activities for the three months ended March 31, 2005 was $327,407. The net cash provided was the result of cash received of $412,000 from the sale and subscription of common stock and the exercise of warrants, net of principal payments on long-term debt ($2,593), principal payments on a note payable to a related party ($50,000) and re-payment of advances to a related party of ($32,000).

Ability to Continue as a Going Concern:

At March 31, 2005, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of approximately $10,269,000. At March 31, 2005, the Company's current liabilities exceed its current assets by approximately $2,365,000. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RISK FACTORS

         The Company has a limited operating history upon which an investor can evaluate its potential for future success.

         The Company has had four commercial sales of its Luminescent Products aggregating a total of approximately $300,000. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $10.27 million through March 31, 2005. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

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

         As of March 31, 2005, the Company had only three full-time employees and several part-time consultants. The Company has not had sufficient resources to hire additional employees and the Company's continued inability to hire additional employees will have a material adverse effect on the Company's ability to carry on and expand its business operations.

         The Company has limited financial and operational controls.

         The Company has been unable to attract additional directors and has no audit or compensation committees. In addition, the Company's sole employee has limited financial experience and the Company currently lacks an adequate system of internal financial or management controls. The Company does not have an accounting department but relies on outside bookkeeping services to record financial activity and consultants to assist in the preparation with financial statements. The Company has received a letter from its independent registered public accountants indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's board of directors and (4) the preparation of its financial statements in an accurate and timely fashion. If the Company is unable to raise additional capital, it will not have sufficient resources to implement an adequate system of internal management and financial controls and will be unable to

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RISK FACTORS - continued

         The Company has limited financial and operational controls. - continued

         hire employees with adequate financial and accounting experience.

         A significant concentration of ownership of the Company's Common Stock exists.

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

         As of March 31, 2005, warrants and options to acquire a total of 9,297,911 shares of the Company's Common Stock were outstanding. As of such date, the Company had also made commitments to issue an

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RISK FACTORS - continued

         Rights to acquire shares of the Company's Common Stock will result in significant dilution to other holders of shares of the Company's Common Stock. - continued

additional 17,634,765 shares of Common Stock to investors in the Company at such time as the Company is able to increase the number of shares of the Company's authorized Common Stock, which require the approval of the Company's stockholders. The existence of such stock options, warrants, and commitments could adversely affect the price at which shares of the Company's Common Stock may be sold or the ability of the market to absorb such additional shares of Common Stock if such investors decide to sell such shares and the terms on which the Company can obtain additional financing.

         A limited market exists for the Company Common Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005 and December 31, 2004, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosures about Fair Value of Financial Instruments. Our investments are primarily cash in financial institutions and short-term money market accounts that are carried on the Company's books at cost.

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

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar years ended December 31, 2004 and 2005, as well as during the three months ended March 31, 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005 and 2004. As a result, the figures for the three ended March 31, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 and for the three month period ended March 31, 2005, to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system in the first six months of 2006, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is management's intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

The Company's management and board of directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is management's opinion that this new addition to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Number     Description of Exhibit
------     ----------------------

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



                                       ADVANCED LUMITECH, INC.

Date: February 28, 2007                By: /s/ PATRICK PLANCHE
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

Number     Description of Exhibit
------     ----------------------

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