Form 10QSB/A
period 2005-06-30
BRIGHTEC, INC
filed 2007-03-02
CIK 894537

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


Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No

The Company had 100,000,000 shares of Common Stock, $.001 par value, issued and outstanding as of June 30, 2005.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period June 30, 2005, as previously filed on August 17, 2005.

A. Subsequent to the original issuance of the Company's June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three month period ended June 30, 2005, the Company redeemed additional shares valued at $2,443,907.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000 were improperly classified as a component of stockholders' deficit and should have been classified as a liability.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the various factors used to value the options under the Black/Scholes method were incorrect including the volatility factor, which was not calculated based on the Company's openly traded stock prices. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of March 31, 2005, warrants valued at $162,304 were recognized. During the three month period ended June 30, 2005, the Company issued warrants initially valued at $467,825 and warrants valued at $162,304 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at June 30, 2005, the Company increased the value of the liability by $34,721 and recognized a gain (loss) on value of derivative liabilities of and $72,348 and ($34,721) for the three and six month periods ended June 30, 2005, respectively.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs.

The effect of these restatements was to increase the net loss of the Company by $20,477 (less than $0.01 per share) and $127,546 ($0.01 per share) for the three- and six month periods ended June 30, 2005, respectively, and increase stockholders' deficit by $3,227,579.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on August 17, 2005. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, September 30, 2005 and March 31, 2006 as well as our amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

                                      INDEX

                                                                            Page Number
            Statement Regarding Amendment                                           4

            Introductory Statement                                              4 - 5

Part I.     Financial Information
            ---------------------

      Item 1.  Financial Statements

               Consolidated Balance Sheets at June 30, 2005 and
                   December 31, 2004                                                6

               Consolidated Statements of Operations for the Three
                   Months Ended June 30, 2005 and 2004 and the
                   Six Months Ended June 30, 2005 and 2004                          7

               Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 2005 and 2004                              8

               Notes to Consolidated Financial Statements                      9 - 14

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        15 - 21

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk          22

      Item 4.  Controls and Procedures                                             23

Part II.    Other Information
            -----------------

      Item 1.  Legal Proceedings                                                   24

      Item 2.  Unregistered Sales of Equity and Use of Proceeds                    24

      Item 3.  Defaults upon Senior Securities                                     24

      Item 4.  Submission of Matters to a Vote of Security Holders                 24

      Item 5.  Other Information                                                   24

      Item 6.  Exhibits and Reports on Form 8-K                                    25

Signatures                                                                         26

Exhibit Index                                                                      27

Exhibit 31     Certification of Chief Executive and Financial Officer Pursuant
               to 18 U.S.C Section 1850, As Adopted Pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002. (filed herewith)                   E-1

Exhibit 32     Certification of Chief Executive and Financial Officer Pursuant
               to Rule 13a-14(b) of the Exchange Act and 18 U.S.C Section 1850,
               as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of
               2002. (filed herewith)                                             E-2

         Restatement of June 30, 2005 Consolidated Financial Statements

The Company is restating its June 30, 2005 consolidated financial statements for the following matters:

A. Subsequent to the original issuance of the Company's June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three month period ended June 30, 2005, the Company redeemed additional shares valued at $2,443,907. See Note 13 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000 were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 12 - Liability for Stock Subscribed.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the various factors used to value the options under the Black/Sholes method were incorrect including the volatility factor, which was not calculated based on the Company's openly traded stock prices. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of March 31, 2005, warrants valued at $162,304 were recognized. During the three month period ended June 30, 2005, the Company issued warrants initially valued at $467,825 and warrants valued at $162,304 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at June 30, 2005, the Company increased the value of the liability by $34,721 and recognized a gain (loss) on value of derivative liabilities of and $72,348 and ($34,721) for the three and six month periods ended June 30, 2005, respectively. See Note 11 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 11 - Warrant Liability and
Note 12 - Liability for Stock Subscribed.

The result of these restatements was to increase the net loss of the Company by $20,477 (less than $0.01 per share) and $127,546 ($0.01 per share) for the three- and six month periods ended June 30, 2005, respectively, and increase stockholders' deficit by $3,227,579.

                             Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-QSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. The Company is including this cautionary statement in this Form 10-QSB/A to make applicable and to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by or on behalf of us. Statements that are not statements of historical fact may be deemed to be forward- looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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

The Company will provide copies of its quarterly and annual reports, including interim unaudited and audited consolidated financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

                                  PART 1. FINANCIAL INFORMATION
                                  ITEM 1. FINANCIAL STATEMENTS

                             Advanced Lumitech, Inc. and Subsidiary
                                   Consolidated Balance Sheets


                                                             (Unaudited)           (Audited)
                                                            June 30, 2005      December 31, 2004
                                                          -----------------    -----------------
                                                            (As Restated)        (As Restated)
ASSETS

Current assets
   Cash                                                   $          47,148    $           4,310
   Interest receivable                                               44,787               38,750
   Inventory                                                         67,638               31,348
                                                          -----------------    -----------------
TOTAL CURRENT ASSETS                                                159,573               74,408
                                                          -----------------    -----------------

Office and photographic equipment                                    23,511               23,511
Less accumulated depreciation                                       (23,511)             (23,511)
                                                          -----------------    -----------------
                                                                         --                   --
                                                          -----------------    -----------------

Note receivable from related party                                  250,000              250,000
                                                          -----------------    -----------------

                                      TOTAL ASSETS        $         409,573    $         324,408
                                                          =================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Current maturities of long-term debt                   $           6,263    $           3,505
   Accounts payable                                                 198,711              367,329
   Accrued expenses                                                 236,908              243,219
   Advance from related party                                        63,479               64,196
   Liability for shares to be issued                                328,000              467,000
   Warrant liability                                                395,477                   --
   Liability for stock subscriptions received                       375,000              850,000
   Liability to stockholders for shares redeemed                  2,457,102               13,195
   Notes payable to related party                                        --              100,000
                                                          -----------------    -----------------
                         TOTAL CURRENT LIABILITIES                4,060,940            2,108,444
                                                          -----------------    -----------------

Long-term liabilities
   Long-term debt, net of current maturities                         91,378              162,986
                                                          -----------------    -----------------
                                 TOTAL LIABILITIES                4,152,318            2,271,430
                                                          -----------------    -----------------

Stockholders' deficit
   Common stock                                                     100,000              100,000
   Additional paid-in capital                                     6,547,894            7,808,732
   Accumulated deficit                                          (10,532,738)          (9,999,219)
   Accumulated other comprehensive income                           142,099              143,465
                                                          -----------------    -----------------
                                                                 (3,742,745)          (1,947,022)
                                                          -----------------    -----------------

                             TOTAL LIABILITIES AND
                             STOCKHOLDERS' DEFICIT        $         409,573    $         324,408
                                                          =================    =================

   The accompanying notes are an integral part of these financial statements.


                                 Advanced Lumitech, Inc. and Subsidiary
                                 Consolidated Statements of Operations
                                              (Unaudited)

                                             For the Three Months              For the Six Months
                                                Ended June 30,                   Ended June 30,
                                       ------------------------------    ------------------------------
                                            2005            2004             2005             2004
                                       -------------    -------------    -------------    -------------
                                       (As Restated)                     (As Restated)
Sales to third parties                 $      48,916    $      41,965    $      84,358    $     218,181

Cost of sales                                 37,312           27,210           71,415          196,483
                                       -------------    -------------    -------------    -------------

Gross profit                                  11,604           14,755           12,943           21,698
                                       -------------    -------------    -------------    -------------

Operating expenses
   Research and development                   61,661           31,929           80,255           94,616
   Selling and marketing                       4,071          127,235           37,523          295,634
   General and administrative                189,153          185,614          301,448          323,789
                                       -------------    -------------    -------------    -------------
                                             254,885          344,778          419,226          714,039
                                       -------------    -------------    -------------    -------------

Operating loss                              (243,281)        (330,023)        (406,283)        (692,341)

Other income (expense)
   Gain (loss) on value of
      derivative liabilities                  72,348               --          (34,721)              --
   Financing costs                           (92,825)              --          (92,825)              --
   Other                                         448           (1,482)             310           (3,569)
                                       -------------    -------------    -------------    -------------
                                             (20,029)          (1,482)        (127,236)          (3,569)
                                       -------------    -------------    -------------    -------------

Net loss                                    (263,310)        (331,505)        (533,519)        (695,910)

Accumulated deficit - beginning          (10,269,428)      (8,719,925)      (9,999,219)      (8,355,390)
                                       -------------    -------------    -------------    -------------

Accumulated deficit - ending           $ (10,532,738)   $  (9,051,430)   $ (10,532,738)   $  (9,051,300)
                                       =============    =============    =============    =============

Basic and diluted net loss
   per share                           $        0.00    $        0.00    $       (0.01)   $       (0.01)
                                       =============    =============    =============    =============

Weighted average number of
shares used in computation of
basic and diluted net loss per
share                                    100,000,000       98,283,620      100,000,000       98,283,620
                                       =============    =============    =============    =============

COMPREHENSIVE LOSS


   Net loss                            $    (263,310)   $    (331,505)   $    (533,519)   $    (695,910)

   Other comprehensive income (loss)           1,421           (4,735)          (1,366)          10,732
                                       -------------    -------------    -------------    -------------

   Comprehensive loss                  $    (261,889)   $    (336,240)   $    (534,885)   $    (685,178)
                                       =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                                   Advanced Lumitech, Inc. and Subsidiary
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                            For the Six Months Ended June 30,
                                                                                 2005              2004
                                                                            --------------    --------------
                                                                            (As Restated)
Cash flows from operating activities

Net loss                                                                    $     (533,519)   $     (695,910)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party                       (6,037)           (5,579)
          Depreciation                                                                  --             1,357
          Foreign exchange loss                                                         --              (575)
          Loss on value of derivative liabilities                                   34,721                --
          Financing costs                                                           92,825                --
          General and administrative expense associated
               with stock based transactions                                        30,000           144,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                           --           (22,431)
          Inventory                                                                (36,290)           66,953
     Increase (decrease) in:
          Accounts payable                                                        (148,618)           11,070
          Accrued expenses                                                          (6,311)          (39,214)
                                                                            --------------    --------------
                                   Net cash used for operating activities         (573,229)         (540,329)
                                                                            --------------    --------------

Cash flows from investing activities
     Advances to related parties                                                        --           (76,804)
                                                                            --------------    --------------
                                   Net cash used for investing activities               --           (76,804)
                                                                            --------------    --------------

Cash flows from financing activities
     Principal payments on long-term debt                                           (2,593)           (3,277)
     Principal payments on note payable - related party                           (100,000)           (4,000)
     Repayment of advances from related party                                      (66,974)           (6,196)
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                                            787,000           350,000
                                                                            --------------    --------------
                               Net cash provided by financing activities           617,433           336,527
                                                                            --------------    --------------

Effects of changes in foreign exchange rates                                        (1,366)           10,732

                                         Net increase (decrease) in cash            42,838          (269,874)

Cash - beginning                                                                     4,310           335,803
                                                                            --------------    --------------
Cash - ending                                                               $       47,148    $       65,929
                                                                            ==============    ==============

Supplemental disclosures of cash flows information

     Cash paid during the period for interest                               $       10,468    $        5,192
                                                                            ==============    ==============
     Issuance of stock to settle accounts payable                           $       20,000    $           --
                                                                            ==============    ==============


Schedule of non-cash activities

     Liability to stockholders for shares redeemed and cancelled            $    2,443,907    $           --
                                                                            ==============    ==============
     Issuance of warrants relating to private placements                    $      550,156    $           --
                                                                            ==============    ==============
     Issuance of warrants for financing costs                               $       92,825    $           --
                                                                            ==============    ==============
     Exercise of warrants classified as liabilities                         $      (82,341)   $           --
                                                                            ==============    ==============

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

Restatement of June 30, 2005 Interim Consolidated Financial Statements
The Company is amending its Form 10-QSB for the period June 30, 2005, as previously filed on August 17, 2005.

A. Subsequent to the original issuance of the Company's June 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as a component of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three month period ended June 30, 2005, the Company redeemed additional shares valued at $2,443,907. See Note 13 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000 were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 12 - Liability for Stock Subscribed.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the various factors used to value the options under the Black/Sholes method were incorrect including the volatility factor, which was not calculated based on the Company's openly traded stock prices. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of March 31, 2005, warrants valued at $162,304 were recognized. During the three month period ended June 30, 2005, the Company issued warrants initially valued at $467,825 and warrants valued at $162,304 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at June 30, 2005, the Company increased the value of the liability by $34,721 and recognized a gain (loss) on value of derivative liabilities of and $72,348 and ($34,721) for the three and six month periods ended June 30, 2005, respectively. See Note 11 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 11 - Warrant Liability and
Note 12 - Liability for Stock Subscribed.

The result of these restatements was to increase the net loss of the Company by $20,477 (less than $0.01 per share) and $127,546 ($0.01 per share) for the three- and six month periods ended June 30, 2005, respectively, and

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

1.  OPERATIONS - continued

Restatement of June 30, 2005 Interim Consolidated Financial Statements - continued increase stockholders' deficit by $3,227,579.

2.  INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements at June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2004, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for such interim periods. These financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2004. The results of operations for the three- and six month periods ended June 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3.  LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $3,901,367 and an accumulated deficit of $10,532,738 at June 30, 2005, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2005 calendar year; however, there can be no assurances that such financing can be obtained.

4.  INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:


                                              (Unaudited)          (Audited)
                                             June 30, 2005     December 31, 2004
                                           -----------------   -----------------
                                             (As Restated)       (As Restated)

      Raw materials                        $          28,885   $          19,867
      Work in process                                 29,187               7,181
      Finished goods                                   9,566               4,300
                                           -----------------   -----------------

                                           $          67,638   $          31,348
                                           =================   =================

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

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

6.  RELATED PARTY TRANSACTIONS
As of June 30, 2005 and December 31, 2004, a ten year note of $250,000 was receivable from the Company's president, who is also a director and stockholder. This full-recourse loan bears interest at a fixed rate of 5.05% and is due no later than December 31, 2011. Interest on the loan is accrued quarterly and due annually. No interest payments on such loan have been made to date. At June 30, 2005 and December 31, 2004, the Company owed the president $63,479 and $55,196, respectively, in connection with advances made by him to the Company in prior years. During the three-months and six-month periods ended June 30, 2005, he made advances to the Company of $0 and $37,500, respectively and the Company repaid $113,000 and $60,500, respectively, of the outstanding advances due. During the three month period ended June 30, 2005, the Company's president also personally assumed a portion of the long-term debt owed to a related party ($66,257) and an operating liability ($17,526). The assumptions of long-term debt and operating liability have been credited to the president as if he had advanced the Company the money. All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate," calculated and accrued monthly.

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

OTHER NOTES - Other related party debt is described in Notes 7 and 9.

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

8.  COMMON STOCK AND NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
Under the Company's charter, 100,000,000 shares of common stock are authorized. As of March 31, 2005 and December 31, 2004, 100,000,000 shares of common stock were issued and outstanding. On April 6, 2005, the Company entered into an agreement with one of the Company's major stockholders allowing the Company to

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

8. COMMON STOCK AND NUMBER OF SHARES OF COMMON STOCK AUTHORIZED - continued redeem 15,767,145 shares of common stock he held, in order to permit the Company to issue a like number of shares of common stock to other investors who held subscriptions for shares of common stock. Under the agreement, the major stockholder is to receive no compensation for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation, the Company will reissue the exact number of shares redeemed from this stockholder for no consideration.

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

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                 Twelve Months Ended             Amount
               -----------------------    --------------------

                    June 30, 2006          $          4,698
                    June 30, 2007                     3,132
                    June 30, 2008                     3,132
                    June 30, 2009                     3,132
                    June 30, 2010                     3,132
                      Thereafter                     80,415
                                          --------------------

                                           $         97,641
                                          ====================

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

In April 2005, the Company entered into an agreement with Luminescent Europe Technologies, BV (an affiliate of the Company by virtue of an existing equity ownership position in the Company) pursuant to which the Company agreed to issue 100,000 shares of Common Stock, valued at $0.20 per share, in satisfaction of indebtedness owed by the Company to Luminescent Europe Technologies, BV, in the amount of $ 20,000.

As a result of the above transactions, 1,890,000 shares with an aggregate value of $328,000 are committed but unissued as of June 30, 2005.

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

11.  WARRANT LIABILITY
During the quarter ended June 30, 2005, the Company issued warrants initially valued at $467,825 (see Note 14 - Liability for Stock Subscribed). As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In addition, warrants valued at $162,304 were exercised during the quarter. The Company is required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of June 30, 2005, the value of the remaining balance of outstanding warrants was $395,477. For the three and six months ended June 30, 2005, the Company recognized a gain (loss) on value of derivative liabilities of $72,348 and ($34,721), respectively.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for the three month period ended June 30, 2005: risk-free interest rate of 3.77%; no dividend yield; an expected life of the options of 34 to 36 months; and a volatility factor of 381.3% to 407.9%.

12.  LIABILITY FOR STOCK SUBSCRIBED
Liability  for  stock   subscribed   represents   amounts  received  for  equity
investments for which shares of common stock remain unissued at June 30, 2005.

As of March 31, 2005 and December 31, 2004, 14,227,145 shares with an aggregate purchase price of $1,262,000 and 10,107,145 shares with an aggregate purchase price of $850,000, respectively, were subscribed but unissued.

As previously disclosed in Note 10 - Common Stock - Issuances of Common Stock, 14,227,145 shares were issued on April 6, 2005.

In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid in capital with the difference of $92,825 being charged as financing costs.

As a result of the above transactions, 3,335,000 shares with an aggregate purchase price of $375,000 are subscribed but unissued as of June 30, 2005.

As discussed in Note 1, the Company has determined that subscriptions received for the purchase of the Company's common stock should be classified as a liability. When the Company received the stock subscriptions, it had already issued all of its common shares authorized under its charter. When a contract (the subscription agreement) is to be settled in shares of stock and the share settlement is not within the control of the Company as a result of the Company requiring stockholder approval to increase the number of authorized shares in order to settle the contract, then liability classification is required.

13.  LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES
In December 2004, the Company's president agreed to allow the Company to redeem shares of his common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreement states that the Company will reissue to its president/stockholder the same number of shares redeemed as soon as is reasonable practical and that the president/stockholder will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed. As of March 31, 2005, the value of those shares redeemed was $13,195. On April 6, 2005, another stockholder/director entered into a similar agreement, allowing the Company to redeem 15,767,145 shares of his common stock valued at $2,443,907.

As of June 30, 2005, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,457,102.

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

14.  STOCK OPTIONS
On April 28, 2005, with stockholder approval, the Company granted, options at an exercise price of $0.12 per share to purchase 12,000,000 shares of Common Stock to Patrick Planche, president, chief executive officer and chief financial officer, together with two additional options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's Common Stock. The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois Planche, a former Director of the Company

On June 27, 2005, the Company granted a non-qualified option to a consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.001 per share for a period of ten years, but vesting only upon a change of control of the Company. The options granted in 2004 and 2005 cannot be exercised until such time as the Company increases the number shares of the Company's authorized Common Stock.

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

The following table illustrates the pro forma effect on net loss and net loss per share for the three months ended June 30, 2005 (the only interim period in which employee stock options were granted) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                         (Unaudited)          (Unaudited)
                                                         Three Months         Six Months
                                                       Ended 6/30/2005      Ended 6/30/2005
                                                      -----------------    -----------------
                                                        (As Restated)        (As Restated)
Net loss for the period                               $        (263,310)   $        (533,519)

Less: stock based employee compensation expense
determined under fair value based method for awards             336,000              336,000
                                                      -----------------    -----------------

Proforma net loss                                     $        (599,310)   $        (869,519)
                                                      =================    =================

Basic and diluted net income (loss) per share

     As reported                                      $            0.00    $           (0.01)
                                                      =================    =================

     Proforma                                         $           (0.01)   $           (0.01)
                                                      =================    =================

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

GROSS PROFIT:
The Company's gross profit percentage was 23.72% and 15.34% for the three and six months period ended June 30, 2005, compared to 35.16% and 9.94% for the same periods in fiscal 2004. The level of the gross profit margin was primarily due to the requirement of reducing its Luminescent product sale price to compete favorably in the sign kit and poster board mass-retail market offset by some initial improvements in its manufacturing costs. In order to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS AND SIX MONTH ENDED JUNE 30, 2004 - continued

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses decreased by $123,164 for the three months ended June 30, 2005 to $4,071 from $127,235 for the comparable three months of 2004 and decreased by $258,111 for the six months ended June 30, 2005 to $37,523 from $295,634 for the comparable six months of 2004. The decrease in selling and marketing expenses was primarily due to a decrease in professional fees and consulting services, which consisted primarily of ending services for a marketing consultant, a marketing and corporate branding consultant and a public relation firm. Selling and marketing expenses included no non-cash charges relating to commitments to issue shares of the Company's Common Stock in exchange for consulting services for the three months ended June 30, 2005, compared to $72,000 of such charges for the comparable three months of 2004.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses consisted primarily of the compensation of the executive officer, and payments for rent and consultants, as well as legal and accounting costs. General and administrative expenses increased by $3,539 for the three months ended June 30, 2005 to $189,153 from $185,614 for the comparable three months of 2004 and decreased by $22,341 for the six months ended June 30, 2005 to $301,448 from $323,789 for the comparable six months of 2004. The increase in the second quarter of 2005 from the comparable period in 2004 was primarily due to an increase in professional fees and the overall decrease for the six months ended June 30, 2005 from the comparable period in 2004 was primarily due to a decrease in consulting fees and accounting fees. General and administrative expenses include non-cash charges relating to commitments to issue shares of the Company's Common Stock in exchange for consulting services of $30,000 for the six months ended June 30, 2005, compared to $144,000 of such charges for the comparable six months of 2004.

OTHER INCOME (EXPENSE):
For the three months ended June 30, 2005 and 2004, interest expense, net of interest income was $448 and $578, respectively. For the three months ended June 30, 2004, Other Income (Expense) also included $904 from foreign currency translation losses relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt, versus the amount accrued in U.S. dollars when the interest was due.

For the six months ended June 30, 2005 and 2004, interest expense, net of interest income was $181 and ($2,665), respectively. For the six months ended June 30, 2005 and 2004, Other Income (Expense) also included $129 and ($904), respectively, from foreign currency translation gains (losses) relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in U.S. dollars, when the interest was due.

Interest expense and interest income are dependent on the level of loans due to and from affiliates parties.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES:
Gain (loss) on value of derivative liabilities of $(34,721) and $72,348 for the six and three months ended June 30, 2005 relates to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in Note 13 - Warrant Liability.

FINANCING COSTS:
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 13 - Warrant Liability and Note 14 - Liability for Stock Subscribed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS AND SIX MONTH ENDED JUNE 30, 2004 - continued

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2005:
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its Common Stock, warrants to purchase shares of the Company's Common Stock and debt securities. The Company has generated, from inception through June 30, 2005, cumulative net cash proceeds from the sale of its equity of approximately $4.7 million. The Company's net working capital deficit at June 30, 2005 was $3,901,367 compared to a deficit of $2,034,036 at December 31, 2004. The Company's authorized capital stock consists of 100,000,000 shares of Common Stock, of which 100,000,000 were issued and outstanding at June 30, 2005. As of June 30, 2005, the Company had also made commitments to issue an additional 21,069,765 shares of Common Stock, none of which the Company can issue. The 21,069,765 additional shares of Common Stock can be issued at such time as the Company is able to increase the number of authorized shares of its Common Stock. The number of shares committed excludes shares of Common Stock to be issued upon the exercise of outstanding options and warrants.

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

The net cash provided was the result of cash received of $787,000 from the sale and subscription of common stock and the exercise of warrants, net of principal payments on long-term debt ($2,593), principal payments on a note payable to a related party ($100,000) and re-payment of advances to a related party ($66,974).

ABILITY TO CONTINUE AS A GOING CONCERN:
At June 30, 2005, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of $10,532,738. At June 30, 2005, the Company's current liabilities exceed its current assets by $3,901,367. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS AND SIX MONTH ENDED JUNE 30, 2004 - continued

ABILITY TO CONTINUE AS A GOING CONCERN - continued:
The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively market and produce Brightec products, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Management believes that it will be successful in generating the necessary financing to fund the profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Management believes that it will be successful in generating the necessary financing to fund the Company's operations through the 2005 calendar year. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RISK FACTORS

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.
The Company has had five commercial sales of its Luminescent Products aggregating a total of approximately $349,000. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $10.5 million through June 30, 2005. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

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

During the calendar years ended December 31, 2004 and 2005, as well as during the three- and six month periods ended June 30, 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United State and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005 and 2004. As a result, the figures for the three- and six month periods ended June 30, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 and for the three- and six month period ended June 30, 2005, to be ineffective.

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

On April 20, 2005, the Company entered into an agreement with Luminescent Europe Technologies, BV (an affiliate of the Company by virtue of an existing equity ownership position in the Company) pursuant to which the Company agrees to issue 100,000 shares of Common Stock, valued at $0.20 per share, in satisfaction of indebtedness owed by the Company to Luminescent Europe Technologies, BV, in the amount of $20,000.

On April 28, 2005, the Company issued to the Jeffrey Stern Revocable Trust a new stock warrant for 3,600,000 shares of Common Stock in exchange for exercising other stock warrants for 3,335,000 shares of Common Stock with an aggregate exercise price of $375,000.

On April 6, 2005, the Company entered into an agreement with David Geffen, one of the Company's major stockholders, allowing the Company to borrow 15,767,145 shares of Common Stock he held, in order to issue shares of Common Stock to other investors that held subscriptions for shares of Common Stock, which could not be issued since the Company had sold the maximum number of shares of Common Stock authorized under it Article of Incorporation. Under the agreement, Mr. Geffen is to receive no additional compensation, beyond the reimbursement of the shares borrowed, for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation, the Company will reissue the exact number of shares borrowed from Mr. Geffen.

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