Form 10QSB/A
period 2005-09-30
BRIGHTEC, INC
filed 2007-03-02
CIK 894537

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

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period September 30, 2005, as previously filed on November 14, 2005.

A. Subsequent to the original issuance of the Company's September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as components of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three- and nine month periods ended September 30, 2005, the Company redeemed additional shares valued at $67,083 and $2,510,990.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $435,000, were improperly classified as a component of stockholders' deficit and should have been classified as a liability.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factors used to value the options under the Black/Scholes method were incorrect. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of June 30, 2005, warrants valued at $395,477 were recognized. During the three month period ended September 30, 2005, warrants valued at $46,211 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at September 30, 2005, the Company decreased the value of the liability by $182,638 and recognized a gain on value of derivative liabilities for the three- and nine months periods ended September 30, 2005 of $110,290 and $75,569, respectively.

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

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of September 30, 2005 and December 31, 2004 and for the three-months and year then ended, respectively.

The effect of these restatements was to decrease the net loss of the Company by $110,290 (less than $0.01 per share) for the three month period ended September 30, 2005 and increase the net loss by $17,256 ($0.01 per share) for the nine month period ended September 30, 2005 and increase stockholders' deficit by $3,198,161.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on November 14, 2005. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 005, June 30, 2005 and March 31, 2006 as well as our amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

INDEX

                                                                                            Page Number
Restatement of September 30, 2005 Consolidated Financial Statements                                4

Introductory Statement                                                                         4 - 5

Part I.  Financial Information
         ---------------------

     Item 1.  Financial Statements

              Consolidated Balance Sheets at September 30, 2005 and
                  December 31, 2004                                                                6

              Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2005 and 2004 and the Nine
                  Months Ended September 30, 2005 and 2004                                         7

              Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2005 and 2004                                         8

              Notes to Consolidated Financial Statements                                      9 - 14

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                        15 - 21

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          22

     Item 4.  Controls and Procedures                                                             23

Part II.   Other Information
           -----------------

     Item 1.  Legal Proceedings                                                                   24

     Item 2.  Unregistered Sales of Equity and Use of Proceeds                                    24

     Item 3.  Defaults upon Senior Securities                                                     24

     Item 4.  Submission of Matters to a Vote of Security Holders                                 24

     Item 5.  Other Information                                                                   24

     Item 6.  Exhibits and Reports on Form 8-K                                                    25

Signatures                                                                                        26

Exhibit Index                                                                                     27

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

       Restatement of September 30, 2005 Consolidated Financial Statements

The Company is amending its Form 10-QSB for the period September 30, 2005, as previously filed on November 14, 2005.

A. Subsequent to the original issuance of the Company's September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as components of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three- and nine month periods ended September 30, 2005, the Company redeemed additional shares valued at $67,083 and $2,510,990. See Note 13 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $435,000, were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 12 - Liability for Stock Subscriptions Received.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factors used to value the options under the Black/Sholes method were incorrect. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of June 30, 2005, warrants valued at $395,477 were recognized. During the three month period ended September 30, 2005, warrants valued at $46,211 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at September 30, 2005, the Company decreased the value of the liability by $182,638 and recognized a gain on value of derivative liabilities for the three- and nine months periods ended September 30, 2005 of $110,290 and $75,569, respectively. See Note 11 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 11 - Warrant Liability and
Note 12 - Liability for Stock Subscriptions Received.

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of September 30, 2005 and December 31, 2004 and for the three-months and year then ended, respectively. See Note 12 - Liability for Shares to be Issued.

The effect of these restatements was to decrease the net loss of the Company by $110,290 (less than $0.01 per share) for the three month period ended September 30, 2005 and increase the net loss by $17,256 ($0.01 per share) for the nine month period ended September 30, 2005 and increase stockholders' deficit by $3,198,161.

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

                                PART 1. FINANCIAL INFORMATION
                                 ITEM 1. FINANCIAL STATEMENTS

                            Advanced Lumitech, Inc. and Subsidiary
                                 Consolidated Balance Sheets

                                                        (Unaudited)            (Audited)
                                                     September 30, 2005     December 31, 2004
                                                     ------------------    ------------------
                                                        (As Restated)         (As Restated)
                                     ASSETS

Current assets
     Cash                                            $           13,504    $            4,310
     Accounts receivable                                         30,767                    --
     Interest receivable                                         47,482                38,750
     Inventory                                                   57,141                31,348
     Deposits and prepaid expenses                                  987                    --
                                                     ------------------    ------------------
                             TOTAL CURRENT ASSETS               149,881                74,408
                                                     ------------------    ------------------

Office and photographic equipment                                23,511                23,511
Less accumulated depreciation                                   (23,511)              (23,511)
                                                     ------------------    ------------------
                                                                     --                    --
                                                     ------------------    ------------------
Note receivable from related party                              250,000               250,000
                                                     ------------------    ------------------
                                     TOTAL ASSETS               399,881               324,408
                                                     ==================    ==================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
     Current maturities of long-term debt            $            3,230    $            3,505
     Accounts payable                                           181,098               367,329
     Accrued expenses                                           164,249               243,219
     Advance from related party                                  54,224                64,196
     Liability for shares to be issued                          403,000               467,000
     Warrant liability                                          238,976                    --
     Liability to stockholders for shares redeemed            2,524,185                13,195
     Liability for stock subscriptions received                 435,000               850,000
     Notes payable to related party                                  --               100,000
                                                     ------------------    ------------------
                        TOTAL CURRENT LIABILITIES             4,003,962             2,108,444
                                                     ------------------    ------------------

Long-term liabilities
     Long-term debt, net of current maturities                   85,595               162,986
                                                     ------------------    ------------------
                                TOTAL LIABILITIES             4,089,557             2,271,430
                                                     ------------------    ------------------
Stockholders' deficit
     Common stock                                               100,000               100,000
     Additional paid-in capital                               6,597,022             7,808,732
     Accumulated deficit                                    (10,537,071)           (9,999,219)
     Accumulated other comprehensive income                     150,373               143,465
                                                     ------------------    ------------------
                                                             (3,689,676)           (1,947,022)
                                                     ------------------    ------------------
                            TOTAL LIABILITIES AND
                            STOCKHOLDERS' DEFICIT    $          399,881    $          324,408
                                                     ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                                  Advanced Lumitech, Inc. and Subsidiary
                                  Consolidated Statements of Operations
                                               (Unaudited)

                                               For the Three Months              For the Nine Months
                                               Ending September 30,              Ending September 30,
                                         ------------------------------    ------------------------------
                                             2005             2004             2005             2004
                                         -------------    -------------    -------------    -------------
                                         (As Restated)                     (As Restated)
Sales                                    $      38,951    $       1,560    $     123,309    $     219,741

Cost of sales                                   25,193            4,527           96,608          201,010
                                         -------------    -------------    -------------    -------------

Gross profit                                    13,758           (2,967)          26,701           18,731
                                         -------------    -------------    -------------    -------------

Operating expenses
   Research and development                     67,681           11,762          147,936          106,378
   Selling and marketing                         7,334           76,969           44,857          372,603
   General and administrative                   55,275          120,294          356,723          444,083
                                         -------------    -------------    -------------    -------------
                                               130,290          209,025          549,516          923,064
                                         -------------    -------------    -------------    -------------

Operating loss                                (116,532)        (211,992)        (522,815)        (904,333)
                                         -------------    -------------    -------------    -------------

Other income (expense)
   Gain on value of derivative
      liabilities                              110,290               --           75,569               --
   Financing costs                                  --               --          (92,825)              --
   Other                                         1,909             (514)           2,219           (4,083)
                                         -------------    -------------    -------------    -------------
                                               112,199             (514)         (15,037)          (4,083)
                                         -------------    -------------    -------------    -------------

Net loss                                        (4,333)        (212,506)        (537,852)        (908,416)

Accumulated deficit - beginning            (10,532,738)      (9,051,300)      (9,999,219)      (8,355,390)
                                         -------------    -------------    -------------    -------------

Accumulated deficit - ending             $ (10,537,071)   $  (9,263,806)   $ (10,537,071)   $  (9,263,806)
                                         =============    =============    =============    =============


Basic and diluted net income (loss)
     per share                           $        0.00    $       (0.00)   $        0.01    $       (0.01)
                                         =============    =============    =============    =============

Weighted average number of shares
used in computation of basic and
diluted net loss per share                 100,000,000       98,283,620      100,000,000       98,283,620
                                         =============    =============    =============    =============

COMPREHENSIVE
     INCOME (LOSS)

     Net loss                            $      (4,333)   $    (212,506)   $    (537,852)   $    (908,416)

     Other comprehensive income (loss)           8,274             (977)           6,908            9,755
                                         -------------    -------------    -------------    -------------

     Comprehensive income
       ((loss)                           $       3,941    $    (213,483)   $    (530,944)   $    (898,661)
                                         =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                            Advanced Lumitech, Inc. and Subsidiary
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                           For the Nine Months Ended September 30,
                                                                   2005              2004
                                                              --------------    --------------
                                                              (As Restated)
Cash flows from operating activities

Net loss                                                      $     (537,852)   $     (908,416)
Adjustments to reconcile net loss to net cash used
     for operating activities:
          Accrued interest on note receivable-related party           (8,732)           (8,981)
          Depreciation                                                    --             2,034
          Foreign exchange gain                                       (7,721)             (575)
          Gain on value of derivative liabilities                    (75,569)               --
          Financing costs                                             92,825                --
          General and administrative expense associated
               with stock based transactions                          65,000           189,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                        (30,767)           (7,329)
          Inventory                                                  (25,793)           71,570
          Deposits and prepaid expenses                                 (987)               --
     Increase (decrease) in:
          Accounts payable                                          (108,705)           75,262
          Accrued expenses                                           (79,228)          (29,208)
                                                              --------------    --------------
                     Net cash used for operating activities         (717,529)         (616,643)
                                                              --------------    --------------


Cash flows from financing activities
     Principal payments on long-term debt                             (3,430)           (4,915)
     Principal payments on note payable - related party             (100,000)            6,000
     Repayment of advances from related party                        (93,755)          (80,000)
     Cash received for sale of common stock, exercise
          of warrants and stock subscribed                           917,000           350,000
                                                              --------------    --------------
                  Net cash provided by financing activities          719,815           271,085
                                                              --------------    --------------

Effects of changes in foreign exchange rates                           6,908             9,755
                                                              --------------    --------------

                            Net increase (decrease) in cash            9,194          (335,803)

Cash - beginning                                                       4,310           335,803
                                                              --------------    --------------
Cash - ending                                                 $       13,504    $           --
                                                              ==============    ==============

Supplemental disclosures of cash flows information
     Cash paid during the period for interest                 $       13,611    $        3,921
                                                              ==============    ==============
     Issuance of stock to settle accounts payable             $       60,000    $       67,000
                                                              ==============    ==============

Non-cash investing activities
     Liability to stockholders for shares redeemed and
          cancelled                                           $    2,534,324    $           --
                                                              ==============    ==============
     Issuance of warrants relating to private placements      $      550,166    $           --
                                                              ==============    ==============
     Issuance of warrants for financing costs                 $       92,825    $           --
                                                              ==============    ==============
     Exercise of warrants classified as liabilities           $     (158,129)   $           --
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

Restatement of September 30, 2005 Interim Consolidated Financial Statements
The Company is amending its Form 10-QSB for the period September 30, 2005, as previously filed on November 14, 2005.

A. Subsequent to the original issuance of the Company's September 30, 2005 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions should have been accounted for as liabilities; not as components of stockholders' deficit. At December 31, 2004, the Company recognized the liability of $13,195. During the three- and nine month periods ended September 30, 2005, the Company redeemed additional shares valued at $67,083 and $2,510,990. See Note 13 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $435,000, were improperly classified as a component of stockholders' deficit and should have been classified as a liability. See Note 12 - Liability for Stock Subscriptions Received.

C. At December 31, 2004, the Company revalued certain options issued to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factors used to value the options under the Black/Sholes method were incorrect. The revaluation resulted in an increase amount of additional paid-in capital in the amount of $90,524 and an increase in accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of June 30, 2005, warrants valued at $395,477 were recognized. During the three month period ended September 30, 2005, warrants valued at $46,211 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, at September 30, 2005, the Company decreased the value of the liability by $182,638 and recognized a gain on value of derivative liabilities for the three- and nine months periods ended September 30, 2005 of $110,290 and $75,569, respectively. See Note 11 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 11 - Warrant Liability and
Note 12 - Liability for Stock Subscriptions Received.

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability

                     Advanced Lumitech, Inc. and Subsidiary
              Note to Consolidated Financial Statements - continued
                                   (Unaudited)

1. OPERATIONS - continued

Restatement of September 30, 2005 Interim Consolidated Financial Statements - continued represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of September 30, 2005 and December 31, 2004 and for the three-months and year then ended, respectively. See Note 12 - Liability for Shares to be Issued.

The effect of these restatements was to decrease the net loss of the Company by $110,290 (less than $0.01 per share) for the three month period ended September 30, 2005 and increase the net loss by $17,256 ($0.01 per share) for the nine month period ended September 30, 2005 and increase stockholders' deficit by $3,198,161.

2. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements at September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and 2004 include the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and include all adjustments necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three- and nine periods ended September 30, 2005 are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures in these financial statements are adequate to make the information presented not misleading.

3. LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $3,854,081 and an accumulated deficit of $10,537,071 at September 30, 2005 and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2005 calendar year; however, there can be no assurances that such financing can be obtained.

4. INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following:

                                          (Unaudited)           (Audited)
                                      September 30, 2005    December 31, 2004
                                      ------------------   ------------------
                                         (As Restated)        (As Restated)

             Raw materials            $           20,475   $           19,867
             Work in process                      31,699                7,181
             Finished goods                        4,967                4,300
                                      ------------------   ------------------
                                      $           57,141   $           31,348
                                      ==================   ==================

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

6. RELATED PARTY TRANSACTIONS
As of September 30, 2005 and December 31, 2004, a ten year note of $250,000 was receivable from the Company's president who is also a director and stockholder. This full recourse note bears interest at a fixed rate of 5.05% and is due no later than December 31, 2011. Interest on the note is accrued quarterly and due annually. No interest payments on such note have been made to date. During the three-month and nine-month periods ended September 30, 2005 and the year ended December 31, 2004, the Company recognized interest income of $3,182, $9,443 and $13,627, respectively, on the above note receivable and advances. As of September 30, 2005 and December 31, 2004, net accrued interest was receivable from the president of $47,482 and $38,750, respectively.

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

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

8.  COMMON STOCK NUMBER OF SHARES OF COMMON STOCK AUTHORIZED
Under the Company's charter, 100,000,000 shares of common stock are authorized. As of September 30, 2005 and December 31, 2004, 100,000,000 shares of common stock were issued and outstanding. On April 6, 2005, the Company entered into an agreement with one of the Company's major stockholders allowing the Company to redeem 15,767,145 shares of common stock he held, in order to permit the Company to issue a like number of shares of common stock to other investors who held subscriptions for shares of common stock. On August 23, 2005, the Company entered into an agreement with another of the Company's stockholders allowing the Company to redeem 583,334 shares of common stock he held, in order to permit the Company to issue a like number of shares of common stock to an investor who partially exercised a warrant to purchase shares of common stock.

Under the agreement, the stockholders are to receive no additional compensation for the redemption of their respective securities, beyond the re-issuance of the loaned shares. Upon the amendment of the Company's Articles of Incorporation, the Company will reissue the exact number of shares redeemed from these stockholders for no consideration.

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

The maturities of long-term debt for the next five years and in the aggregate are as follows:

                         Twelve Months Ended               Amount
                   -------------------------------     ---------------

                         September 30, 2006             $       3,230
                         September 30, 2007                     3,230
                         September 30, 2008                     3,230
                         September 30, 2009                     3,230
                         September 30, 2010                     3,230
                             Thereafter                        72,675
                                                       ---------------

                                                        $      88,825
                                                       ===============

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

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

10.  LIABILITY FOR SHARES TO BE ISSUED - continued
On August 22, 2005, the Company entered into an agreement with a former consultant, to issue 1,000,000 shares of common stock, valued at $0.075 per share, in satisfaction of indebtedness owed by the Company to the former consultant for prior services rendered, in the amount of $40,000 and to pay a "sign-on" bonus of $ 35,000 upon hiring the former consultant as an employee on August 22, 2005.

As a result of the above transactions, 2,890,000 shares with an aggregate value of $403,000 are committed but un-issued as of September 30, 2005.

11.  WARRANT LIABILITY
During the quarter ended September 30, 2005, the Company did not issue any additional warrants. As the Company had already issued all of its shares of authorized common stock, the value of the warrants previously issued had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company is required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of September 30, 2005, the value of the remaining balance of outstanding warrants was $238,976. For the three and nine months ended September 30, 2005, the Company recognized a gain on value of derivative liabilities of $110,290 and $75,569, respectively.

The fair value of these warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions for the three month period ended September 30, 2005: risk-free interest rate of 4.08%; no dividend yield; an expected life of the options of 31 months; and a volatility factor of 327.9%.

12.  LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED
Liability  for  stock   subscribed   represents   amounts  received  for  equity
investments for which shares of common stock remain unissued at September 30, 2005.

As of June 30, 2005, 3,335,000 shares with an aggregate purchase price of $375,000 were subscribed but unissued.

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

13.  LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES
In December 2004 and at various times during 2005, the Company's president and another stockholder agreed to allow the Company to redeem shares of their respective common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreements state that the Company will reissue to its president and the other stockholder the same number of shares redeemed as soon as is reasonable practical and that the president/stockholder will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed.

As of June 30, 2005, the value of those shares redeemed was $2,457,102. On August 23, 2005, another stockholder and former director of the Company entered into a similar agreement, allowing the Company to

                     Advanced Lumitech, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

13. LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES - continued redeem 583,334 shares of his common stock initially valued at $67,083.

As of September 30, 2005, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,524,185.

14.  STOCK OPTIONS
There were no stock options granted to employees of the Company during the fiscal quarter ended September 30, 2005.

The following table illustrates the pro forma effect on net loss and net loss per share for the three-month and nine-month periods (the only interim period in which employee stock options were granted) ended September 30, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure":

                                                               (Unaudited)         (Unaudited)
                                                           Three Months Ended   Nine Months Ended
                                                           September 30, 2005   September 30, 2005
                                                           ------------------   ------------------
                                                              (As Restated)       (As Restated)
Net loss for the period                                    $           (4,333)  $         (537,852)

Less: Stock based compensation expense
     determined under fair value based method for awards                   --              336,000
                                                           ------------------   ------------------
Proforma net loss                                          $           (4,333)  $         (873,852)
                                                           ==================   ==================

Basic and diluted net loss per share:
     As reported                                           $             0.00   $            (0.01)
                                                           ==================   ==================
     Proforma                                              $             0.00   $            (0.01)
                                                           ==================   ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Amended Quarterly Report on Form 10-QSB/A and our Annual Report on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2004. This Quarterly Report on Form 10-QSB/A contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption "Risk Factors".

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES:
The Company's revenue, net of returns, allowances and discounts, for the three-month period ended September 2005, was $ 38,951 compared to $ 1,560 for the comparable three months of 2004. This increase in revenue resulted from additional commercial sales of the Company's luminescent product, which was sold to a major poster board and inkjet paper marketer that introduced a "Glow-in-the-Dark Sign Kit" that includes two sheets of Brightec's glow-in-the-dark paper in an 11"x14" poster board format and two "Inkjet
Glow-in-the-Dark Photo Quality Paper Packs," one including five sheets of Brightec glow-in-dark paper in an 4"x6" format and the second including three sheets of Brightec glow-in-dark paper in an 8.5"x11" format. The Company's revenue, net of returns, allowances and discounts, for the nine months ended September 30, 2005 was $123,309 compared to $219,741 for the comparable nine months of 2004. The decrease in revenues for the nine months ended September 30, 2005 is primarily due to the fact that in the comparable period of 2004, the Company had a major test market program for its inkjet paper with an office superstore products retailer and no such test market in the nine months ended September 30, 2005.

GROSS PROFIT:
The Company's gross profit percentage was 35.32% and 21.65% for the three- and nine-month periods ended September 30, 2005, compared to a loss for the comparable three-month period in fiscal 2004 and 8.52% for the comparable nine-month period in fiscal 2004. The increase in the level of the gross profit margin was primarily due to continued improvement in the manufacturing cost of the Company's products and no additional price reductions in the three-month period ended September 30, 2005. In order to continue to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES:
Research and development expenses increased by $55,919 for the three months ended September 30, 2005 to $67,681 from $11,762 for the comparable three months of 2004 and increased by $41,558 for the nine months ended September 30, 2005 to $147,936 from $106,378 for the comparable nine months of 2004. The increase in research and development expenses for the three months ended September 30, 2005 was primarily due to non-cash charges of $ 35,000 relating to commitments to issue shares of the Company's common stock related to a signing bonus for the hiring in the second quarter of 2005 of a former consultant as a full time employee to oversee the Company's research and development. The increase in research and development expenses in the third quarter of 2005 was also due to an increase in the number of manufacturing trial runs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

SELLING AND MARKETING EXPENSES:
Selling and marketing expenses decreased by $69,635 for the three months ended September 30, 2005 to $7,334 from $76,969 for the comparable three months of 2004 and decreased by $327,746 for the nine months ended September 30, 2005 to $44,857 from $372,603 for the comparable nine months of 2004. The decrease in selling and marketing expenses was primarily due to a decrease in professional fees and consulting services, which consisted primarily of terminating the services of a marketing consultant, a marketing and corporate branding consultant and a public relation firm. Selling and marketing expenses included no non-cash charges relating to commitments to issue shares of the Company's common stock in exchange for consulting services for the three months ended September 30, 2005, compared to $45,000 of such charges for the comparable three months of 2004 and included non-cash charges relating to commitments to issue shares of the Company's common stock in exchange for consulting services of $30,000 for the nine months ended September 30, 2005, compared to $189,000 of such charges for the comparable nine months of 2004.

GENERAL AND ADMINISTRATIVE:
General and administrative expenses consisted primarily of the compensation of the executive officer, and payments for rent and consultants, as well as legal and accounting fees. General and administrative expenses decreased by $65,019 for the three months ended September 30, 2005 to $55,275 from $120,294 for the comparable three months of 2004 and decreased by $87,360 for the nine months ended September 30, 2005 to $356,723 from $444,083 for the comparable nine months of 2004. The decrease in the third quarter of 2005 from the comparable period in 2004 was primarily due to a decrease in professional fees and the overall decrease for the nine months ended September 30, 2005 from the comparable period in 2004 was primarily due to a decrease in consulting fees and accounting fees.

OTHER INCOME (EXPENSE):
For the three months ended September 30, 2005 and 2004, interest expense, net of interest income was ($2,167) and $514, respectively. For the nine months ended September 30, 2005 and 2004, interest expense, net of interest income was ($2,348) and $3,179, respectively. Interest expense and interest income are dependent on the level of loans due to and from affiliates parties. For the three- and nine month periods ended September 30, 2005, Other Income (Expense) also includes $129 from foreign currency translation losses relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in U.S. dollars, when the interest was due.

GAIN ON VALUE OF DERIVATIVE LIABILITIES:
Gain on value of derivative liabilities of $75,569 and $110,290 for the nine and three months ended September 30, 2005 relates to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in Note 13 - Warrant Liability.

FINANCING COSTS:
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 13 - Warrant Liability and Note 14 - Liability for Stock Subscriptions Received.

INCOME TAXES:
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2005:
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company's common stock and debt securities. The Company has generated, from inception through September 30, 2005, cumulative net cash proceeds from the sale of its equity of approximately $4.8 million. The Company's net working capital deficit at September 30, 2005 was $3,854,081

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2005 - continued:
compared  to a deficit  of   $2,034,036 at  December  31,  2004.  The  Company's
authorized capital stock consists of 100,000,000 shares of common stock, of which 100,000,000 were issued and outstanding at September 30, 2005.

As of September 30, 2005, the Company had also made commitments to issue an additional 23,153,099 shares of common stock, none of which the Company can issue. The 23,153,099 additional shares of common stock can be issued at such time as the Company is able to increase the number of authorized shares of its common stock. The number of shares committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants. Amounts received for these additional committed shares, which were purchased for cash are reflected in the Company's financial statements as "Stock Subscribed." Amounts received for these additional committed shares that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's financial statements as Liability for Shares to be Issued. In December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. In April 2005, the Company's principal stockholder agreed to allow the Company to redeem 15,767,145 shares of his common stock for no consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. In August 2005, another stockholder agreed to allow the Company to redeem 583,334 shares of his common stock for no consideration in order to allow the Company to fulfill its obligation under the partial exercise of an outstanding stock warrant by another stockholder. Upon the increase in the number of authorized shares of its common stock, the Company will issue 16,428,099 replacement shares (adjusted for any re-capitalization transactions) for no additional consideration.

Cash and cash equivalents increased to $13,504 at September 30, 2005 from $4,310 at December 31, 2004. Net cash used for operating activities for the nine months ended September 30, 2005 was $717,529. Net cash provided by financing activities for the nine months ended September 30, 2005 was $719,815.

The net cash provided was the result of cash received of $917,000 from the sale and subscription of common stock and the exercise of warrants, net of principal payments on long-term debt ($3,430), principal payments on a note payable to a related party ($100,000) and repayment of advances to a related party ($93,755).

ABILITY TO CONTINUE AS A GOING CONCERN:
At September 30, 2005, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of $10,537,071. At September 30, 2005, the Company's current liabilities exceed its current assets by $3,854,081. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RISK FACTORS

THE COMPANY HAS A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE ITS POTENTIAL FOR FUTURE SUCCESS.
The Company has had seven commercial sales of its Luminescent Products aggregating a total of approximately $388,000. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has generated an accumulated deficit of approximately $10.54 million through September 30, 2005. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion of the Company's market risk includes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.

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

The functional currency of the Company is the U.S. dollar, with the Swiss franc being the functional currency of Brightec S.A. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included as a component of comprehensive loss. Foreign exchanges gains and losses arising from transactions are included in the current year net loss.

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

During the calendar years ended December 31, 2004 and 2005, as well as during the three- and nine month periods ended September 30, 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United State and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005 and 2004. As a result, the figures for the three- and nine month periods ended September 30, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 and for the three- and nine month periods ended September 30, 2005, to be ineffective.

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

On August 22, 2005, the Company entered into an agreement with Francois Planche, one of the Company's stockholders, allowing the Company to borrow 583,334 shares of common stock he held, in order to issue shares of common stock to other investor that exercised a warrant to purchase shares of common stock, which could not be issued since the Company had sold the maximum number of shares of common stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche is to receive no compensation for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation, the Company will reissue the exact number of shares borrowed from Mr. Planche.

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