Form 10QSB/A
period 2006-03-31
BRIGHTEC, INC
filed 2007-03-02
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006
                                       or

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)


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

The Company had 100,000,000 shares of Common Stock, $0.001 par value, issued and outstanding as of June 27, 2006.

Transitional Small Business Disclosure Format: [  ] Yes [X] No

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period March 31, 2006, as previously filed on June 30, 2006.

A. Subsequent to the issuance of the Company's March 31, 2006 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been accounted for as liabilities; not as components of stockholders' deficit. As a result, as of December 31, 2005, the Company recognized the liability of $2,554,185 and reduced additional paid-in capital by $2,554,185. During the three month period ended March 31, 2006, the Company redeemed an additional 195,834 shares of common stock valued at $13,708. The Company recognized the liability of $13,708 and reduced additional paid-in capital by $13,708.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability.

C. The Company revalued certain options issued in 2004 to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect. In 2004, the revaluation resulted in an increase in additional paid-in capital of $90,524 and an increase in non-cash consulting expense of $90,524. In 2005, the revaluation resulted in an increase in the amount of additional paid-in capital and accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of December 31, 2005, the Company's liability for outstanding warrants was $252,135. During the three month period ended March 31, 2006, the Company issued warrants initially valued at $114,084 and warrants valued at $5,472 were exercised. During the three month period ended March 31, 2005, the Company issued warrants initially valued at $82,341. The Company is required to revalue this liability at the end of every reporting period. Accordingly, for the three months ended March 31, 2006, the Company reduced the value of the liability and recognized a gain on value of derivative liabilities of $179,114. For the three months ended March 31, 2005, the Company increased the value of the liability and recognized a loss on value of derivative liabilities of $107,069.

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

The effect of these restatements was to increase the net income of the Company by $179,114 (less than $0.01 per share) for the three months ended March 31, 2006 and increase the net loss of the Company by $107,069 (less than $0.01 per share) for the three months ended March 31, 2005. At March 31, 2006, stockholders' deficit was increased by $3,219,526.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on June 30, 2006. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 as well as our amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

                                      INDEX


                                                                                                 Page Number
Part I.    Financial Information
           ---------------------
           Statement Regarding Amendment                                                                4

           Introductory Statement                                                                   4 - 5

Item 1.    Financial Statements

                  Consolidated Balance Sheet at March 31, 2006                                          6

                  Consolidated Statements of Operations and Accumulated Deficit and
                     Comprehensive Loss for the Three Months Ended March 31, 2006 and 2005              7

                  Consolidated Statements of Cash Flows for the Three
                     Months Ended March 31, 2006 and 2005                                               8

                  Notes to Consolidated Financial Statements                                       9 - 14

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          15 - 18

     Item 3.      Controls and Procedures                                                              19

Part II.   Other Information
           -----------------

     Item 1.      Legal Proceedings                                                                    20

     Item 2.      Unregistered Sales of Equity and Use of Proceeds                                     20

     Item 3.      Defaults upon Senior Securities                                                      20

     Item 4.      Submission of Matters to a Vote of Security Holders                                  20

     Item 5.      Other Information                                                                    20

     Item 6.      Exhibits and Reports on Form 8-K                                                     21

Signatures                                                                                             22

Exhibit Index                                                                                          23

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

         Restatement of March 31, 2006 Consolidated Financial Statements

The Company is amending its Form 10-QSB for the period March 31, 2006, as previously filed on June 30, 2006.

A. Subsequent to the issuance of the Company's March 31, 2006 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been accounted for as liabilities; not as components of stockholders' deficit. As a result, as of December 31, 2005, the Company recognized the liability of $2,554,185 and reduced additional paid-in capital by $2,554,185. During the three month period ended March 31, 2006, the Company redeemed an additional 195,834 shares of common stock valued at $13,708. The Company recognized the liability of $13,708 and reduced additional paid-in capital by $13,708. See Note 10 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See Note 9 - Liability for Stock Subscriptions Received.

C. The Company revalued certain options issued in 2004 to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor used to value the options under the Black/Scholes method were incorrect. In 2004, the revaluation resulted in an increase in additional paid-in capital of $90,524 and an increase in non-cash consulting expense of $90,524. In 2005, the revaluation resulted in an increase in the amount of additional paid-in capital and accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of December 31, 2005, the Company's liability for outstanding warrants was $252,135. During the three month period ended March 31, 2006, the Company issued warrants initially valued at $114,084 and warrants valued at $5,472 were exercised. During the three month period ended March 31, 2005, the Company issued warrants initially valued at $82,341. The Company is required to revalue this liability at the end of every reporting period. Accordingly, for the three months ended March 31, 2006, the Company reduced the value of the liability and recognized a gain on value of derivative liabilities of $179,114. For the three months ended March 31, 2005, the Company increased the value of the liability and recognized a loss on value of derivative liabilities of $107,069. See Note 8 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 8 - Warrant Liability and
Note 9 - Liability for Stock Subscriptions Received.

The effect of these restatements was to increase the net income of the Company by $179,114 (less than $0.01 per share) for the three months ended March 31, 2006 and increase the net loss of the Company by $107,069 (less than $0.01 per share) for the three months ended March 31, 2005. At March 31, 2006, stockholders' deficit was increased by $3,219,526.

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

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     Advanced Lumitech, Inc. and Subsidiary
                           Consolidated Balance Sheet
                          March 31, 2006 (As Restated)
                                   (Unaudited)


                                     ASSETS

Current assets
     Cash                                                          $     21,172
     Inventory                                                           54,128
     Prepaid expenses                                                     2,042
                                                                   ------------
                  TOTAL CURRENT ASSETS                                   77,342
                                                                   ------------

Office and photographic equipment                                        23,511
Less accumulated depreciation                                           (23,511)
                                                                   ------------
Office and photographic equipment, net                                       --
                                                                   ------------
Interest receivable from related party                                   52,329
Note receivable from related party                                      250,000
                                                                   ------------
                                                                        302,329
                                                                   ------------

                          TOTAL ASSETS                             $    379,671
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                              $    188,521
     Accrued liabilities                                                320,232
     Liability for shares to be issued                                  403,000
     Advances from related parties                                      113,772
     Warrant liability                                                  181,633
     Liability for stock subscriptions received                         470,000
     Liability to stockholders for shares redeemed                    2,567,893
                                                                   ------------
                TOTAL CURRENT LIABILITIES                             4,245,051
                                                                   ------------


Stockholders' deficit
     Common stock                                                       100,000
     Additional paid-in capital                                       6,528,202
     Accumulated deficit                                            (10,693,779)
     Accumulated other comprehensive income (loss)                      200,197
                                                                   ------------
              TOTAL STOCKHOLDERS' DEFICIT                            (3,865,380)
                                                                   ------------
                    TOTAL LIABILITIES AND
                    STOCKHOLDERS' DEFICIT                          $    379,671
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                     Advanced Lumitech, Inc. and Subsidiary
                    Consolidated Statements of Operations and
               Accumulated Deficit and Comprehensive Income (Loss)
                                   (Unaudited)

                                                   For the Three Months Ending March 31,
                                                          2006             2005
                                                      -------------    -------------
                                                      (As Restated)    (As Restated)
Sales                                                 $       3,576    $      35,442

Cost of sales                                                 1,760           34,103
                                                      -------------    -------------

Gross profit                                                  1,816            1,339
                                                      -------------    -------------

Operating expenses
     Research and development                                22,788           18,594
     Selling and marketing                                    2,466           33,452
     General and administrative                              78,486          112,295
                                                      -------------    -------------
                                                            103,740          164,341
                                                      -------------    -------------

Operating loss                                             (101,924)        (163,002)
                                                      -------------    -------------

Other income (expense), net
     Gain (loss) on value of derivative liabilities         179,114         (107,069)
     Other                                                    2,018             (138)
                                                      -------------    -------------
                                                            181,132         (107,207)
                                                      -------------    -------------

Net income (loss)                                            79,208         (270,209)

Accumulated deficit - beginning                         (10,772,987)      (9,999,219)
                                                      -------------    -------------

Accumulated deficit - ending                          $ (10,693,779)   $ (10,269,428)
                                                      =============    =============


Basic and diluted income (loss) per share             $          --    $          --
                                                      =============    =============

Basic and diluted weighted average
    common shares outstanding                           100,000,000      100,000,000
                                                      =============    =============

COMPREHENSIVE INCOME (LOSS):

     Net income (loss)                                $      79,208    $    (270,209)

     Foreign translation adjustment                           3,976           (2,787)
                                                      -------------    -------------

     Comprehensive income (loss)                      $      83,184    $    (272,996)
                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.

                     Advanced Lumitech, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               For the Three Months Ended March 31,
                                                                     2006              2005
                                                                --------------    --------------
                                                                 (As Restated)     (As Restated)
Cash flows from operating activities

Net income (loss)                                               $       79,208    $     (270,209)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Accrued interest on note receivable - related party           (1,998)           (1,516)
          Loss on value of derivative liabilities                     (179,114)          107,069
          Stock based compensation                                          --            30,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                            3,183           (31,912)
          Inventory                                                      3,977            (1,176)
          Prepaid expenses                                               6,064                --
     Increase (decrease) in:
          Accounts payable                                             (45,782)         (111,290)
          Accrued liabilities                                           39,913            23,461
                                                                --------------    --------------
Net cash used for operating activities                                 (94,549)         (255,573)
                                                                --------------    --------------

Cash flows from financing activities
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                                118,500           412,000
     Repayment of advances from related party                           (9,200)          (32,000)
     Principal payments on long-term debt                                   --            (2,593)
     Principal payments on note payable - related party                     --           (50,000)
                                                                --------------    --------------
Net cash provided by financing activities                              109,300           327,407
                                                                --------------    --------------
Effects of changes in foreign exchange rates                             3,976            (2,787)
                                                                --------------    --------------
Net increase in cash                                                    18,727            69,047
Cash - beginning                                                         2,445             4,310
                                                                --------------    --------------
Cash - ending                                                   $       21,172    $       73,357
                                                                ==============    ==============
Supplemental disclosures of cash flows information:
     Cash paid during the period for interest                   $           --    $        9,766
                                                                ==============    ==============
Non-cash activities
     Liability to stockholder for shares redeemed and
          cancelled                                             $       13,708    $           --
                                                                ==============    ==============
     Issuance of warrants relating to private placements        $      114,084    $       82,341
                                                                ==============    ==============
     Exercise of warrants classified as liabilities             $      (25,450)   $      (27,106)
                                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

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

Restatement of March 31, 2006 Interim Consolidated Financial Statements
The Company is amending its Form 10-QSB for the period March 31, 2006, as previously filed on June 30, 2006.

A. Subsequent to the issuance of the Company's March 31, 2006 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been accounted for as liabilities; not as components of stockholders' deficit. As a result, as of December 31, 2005, the Company recognized the liability of $2,554,185 and reduced additional paid-in capital by $2,554,185. During the three month period ended March 31, 2006, the Company redeemed an additional 195,834 shares of common stock valued at $13,708. The Company recognized the liability of $13,708 and reduced additional paid-in capital by $13,708. See Note 10 - Liability to Stockholders for Redeemed Shares.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See Note 9 - Liability for Stock Subscriptions Received.

C. The Company revalued certain options issued in 2004 to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor used to value the options under the Black/Scholes method were incorrect. In 2004, the revaluation resulted in an increase in additional paid-in capital of $90,524 and an increase in non-cash consulting expense of $90,524. In 2005, the revaluation resulted in an increase in the amount of additional paid-in capital and accumulated deficit of $90,524.

D. The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of December 31, 2005, the Company's liability for outstanding warrants was $252,135. During the three month period ended March 31, 2006, the Company issued warrants initially valued at $114,084 and warrants valued at $5,472 were exercised. During the three month period ended March 31, 2005, the Company issued warrants initially valued at $82,341. The Company is required to revalue this liability at the end of every reporting period. Accordingly, for the three months ended March 31, 2006, the Company reduced the value of the liability and recognized a gain on value of derivative liabilities of $179,114. For the three months ended March 31, 2005, the Company increased the value of the liability and recognized a loss on value of derivative liabilities of $107,069. See Note 8 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

1. OPERATIONS - continued

Restatement of March 31, 2006 Interim Consolidated Financial Statements - continued
$92,825 being  charged as financing  costs.  See Note 8 - Warrant  Liability and
Note 9 - Liability for Stock Subscriptions Received.

The effect of these restatements was to increase the net income of the Company by $179,114 (less than $0.01 per share) for the three months ended March 31, 2006 and increase the net loss of the Company by $107,069 (less than $0.01 per share) for the three months ended March 31, 2005. At March 31, 2006, stockholders' deficit was increased by $3,219,526.

2.   INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements at March 31, 2006 and for the three-month period then ended includes the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005.

3.   LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $4,167,709 and an accumulated deficit of $10,693,779 at March 31, 2006, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2006 calendar year; however, there can be no assurances that such financing can be obtained.

4.  EARNINGS (LOSS) PER SHARE
The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:


                                                   (Unaudited)      (Unaudited)
                                                 March 31, 2006   March 31, 2005
                                                 --------------   --------------
                                                  (As Restated)    (As Restated)

Warrants (weighted average)                           4,288,968               --
                                                 ==============   ==============

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

5.   INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2006:

                    Raw materials               $     20,475
                    Work in process                   32,052
                    Finished goods                     1,601
                                                ------------

                                                $     54,128
                                                ============

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

At December 31, 2005, the Company owed the president $114,472 in connection with advances made by him to the Company during 2005 and in prior years. During the three-month period ended March 31, 2006, he made advances to the Company of $9,300 and the Company repaid $37,000 of the outstanding advances due. All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.49% at March 31, 2006) calculated and accrued monthly. For the three months ended March 31, 2006 and 2005, the Company incurred $1,095 and $3,380 of interest expense on the outstanding advances. At March 31, 2006, the Company owed the president $86,772.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable. As of March 31, 2006, net interest receivable from the Company's president was $51,634. In addition to the amounts described above, certain stockholders have made unsecured, non-interest bearing cash advances to the Company, without specific repayment terms. As of December 31, 2005, one stockholder made a cash advance of $8,500. During the three month period ended March 31, 2006, another stockholder made cash advances of $38,500 and the Company repaid $20,000 of those advances. As of March 31, 2006, the amount of outstanding cash advances due to these stockholders, included on the balance sheet under "Advances from related parties" was $27,000.

8.  WARRANT LIABILITY
During the quarters ended March 31, 2006 and 2005, the Company issued warrants initially valued at $114,084 and $82,341, respectively. As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In addition, warrants valued at $5,472 and $27,106 were exercised during the quarters ended March 31, 2006 and 2005, respectively.

The Company is required to revalue the warrants at the end of every reporting period with the change in value reported on the statement of operations as "Gain
(Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of March 31, 2006, the value of the remaining balance of outstanding warrants was $181,633. For the three months ended March 31, 2006 and 2005, the Company recognized a gain (loss) on the value of derivative liabilities of $179,114 and ($107,069), respectively.

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

8. WARRANT LIABILITY - continued

In 2006, the fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.46% to 4.82%; no dividend yield; an expected life of the options of 25 months to 34 months; and a volatility factor of 111.8% to 310.3%. In 2005, the fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 2.34% to 2.79%; no dividend yield; an expected life of 2 to 5 months; and a volatility factor of 41.8%.

9.  LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED
Liability  for  stock   subscribed   represents   amounts  received  for  equity
investments for which shares of common stock remain unissued at March 31, 2006.

As discussed in Note 1, the Company has determined that subscriptions received for the purchase of the Company's common stock should have been classified as a liability; not as a component of stockholders' deficit. When the Company received the stock subscriptions, it had already issued all of its common shares authorized under its charter. When a contract (the subscription agreement) is to be settled in shares of stock and the share settlement is not within the control of the Company as a result of the Company requiring stockholder approval to increase the number of authorized shares in order to settle the contract, liability classification is required.

As of December 31, 2005, the Company had received $375,000 to purchase 3,335,000 shares of common stock. On February 17, 2006, March 10, 2006 and March 19, 2006, the Company received stock subscriptions for 83,334, 291,667 and 416,667 shares of common stock, respectively, with aggregate purchase prices of $10,000, $35,000 and $50,000, respectively. These shares remain unissued as of March 31, 2006.

As a result of the above transactions, 4,126,668 shares with an aggregate purchase price of $470,000 are subscribed but unissued as of March 31, 2006.

10.  LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES
In December 2004 and at various times during 2005, the Company's president other stockholders agreed to allow the Company to redeem shares of their respective common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreement states that the Company will reissue to its president and the other stockholders the same number of shares redeemed as soon as is reasonably practical and that the president/stockholder will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed.

As of December 31, 2005, the fair value of the Company's liability to its stockholders was $2,554,185. During the first quarter of 2006, one of the stockholders agreed to allow the Company to redeem an additional 195,834 shares of his common stock, initially valued at $13,708.

As of March 31, 2006, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,567,893, which will be the carrying value. If and when authorized shares are sufficient to reissue the shares, the amount will be reclassified to additional paid-in capital.

11.  COMMON STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
Under the Company's charter, 100,000,000 shares of $0.001 par value common stock are authorized. As of March 31, 2006, all of the shares of common stock were issued and outstanding.

On various dates through March 31, 2006, the Company entered into agreement with various stockholders to redeem 17,123,933 shares of common stock in order to permit the Company to issue a like number of shares of

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

11. COMMON STOCK - continued

Number of Shares of Common Stock Authorized, Issued and Outstanding - continued Common Stock to other investors who held subscriptions for shares of Common Stock. Under the agreement, the stockholders are to receive no compensation for the redemption of their respective securities.

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

Issuances of Warrants
On January 27, 2006, the Company issued the Jeffrey Stern Revocable Trust a warrant to purchase 2,000,000 shares of common stock at $0.12. The warrant expires on January 26, 2009.

On March 19, 2006, the Company issued to an investor, a warrant to purchase 416,667 shares of common stock at $0.12. The warrant expires on March 18, 2007.

See NOTE 8 - WARRANT LIABILITY.

12.  STOCK OPTIONS
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. However, these options cannot be exercised because the number of potential common shares to be issued upon exercise of the options exceeds the number of shares authorized under the Company's charter. Any increase to the number of shares of common stock the Company is authorized to issue requires the approval of the Stockholders, which has not yet occurred. Awards made that are subject to stockholder approval are not deemed to be granted for accounting purposes until that approval is obtained. Accordingly, any obligation related to these options has not yet been estimated for disclosure in accordance with the Company's accounting policies.

Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R) - Share Based Payment ("SFAS 123(R)) utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Prior to the effective date, the Company accounted for stock-based employee compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

There were no stock options granted to employees of the Company during the fiscal quarter ended March 31, 2006.

                     Advanced Lumitech, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Unaudited) For the Three Months Ended March 31, 2006 (As Restated)

12.  STOCK OPTIONS - continued
Stock options and warrants granted to non-employees are recorded at their fair value, as determined in accordance with SFAS 123(R) and Emerging Issues Task Force Consensus No. 96-18 and recognized over the related service period.

13.  COMPREHENSIVE INCOME
The Company reports comprehensive income (loss) in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

14.  RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS Statement No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

15.  SUBSEQUENT EVENT
In June 2006, the Company entered into a Loan and Security Agreement (the "Agreement") with Ross/Fialkow Capital Partners LLP, Trustee of Brightec Capital Trust ("Ross") in the amount of $750,000. Some of the significant terms of the Agreement are as follows:

1.  A credit line of up to $750,000.
2. Principal and accrued interest are due on May 31, 2007, unless extended by Ross in writing at its sole discretion.
3. At Ross' option to be exercised in writing prior to May 31, 2007, all or any portion of the loan as may be outstanding as of the date of such exercise may be converted at any time into common stock at a purchase price of $0.12 per share.
4.  There is a commitment fee of five (5%) percent of the credit line ($37,500).
5. Interest on the outstanding balances will be equal to a per annum rate of twenty (20%) percent, which shall be payable monthly in arrears on the eighth day of each month, commencing on January 8, 2006.
6. The Company issued a warrant to purchase up to 1,500,000 shares of common stock at a price of $0.12 per share.
7. The Company has granted a security interest in substantially all of its assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB/A and our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005. This Quarterly Report on Form 10-QSB/A contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes", "anticipates", "plans", "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors, as more fully described in this section under the caption "Risk Factors".

CRITICAL ACCOUNTING POLICIES
Certain of the Company's accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumption and estimates. The Company's critical accounting policies, which consist of revenue recognition, account receivable reserves and inventories, are described in the Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005. There have been no material changes to the Company's critical accounting policies as of and for the three months ended March 31, 2006.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005 - continued

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

OTHER INCOME (EXPENSE):
For the three months ended March 31, 2006 and 2005, interest income, net of interest expense was $2,018 and ($267), respectively. Interest expense and interest income are dependent on the level of loans due to and from affiliates parties. For the three months ended March 31, 2005, other income (expense) also includes $129 from foreign currency translation losses relating to the amount of U.S. dollars required to purchase Swiss francs in order to pay its interest obligation on long-term debt versus the amount accrued, in U.S. dollars, when the interest was due. As of December 31, 2005, the president of the Company assumed personal liability for the repayment of this long-term debt. Accordingly, for the three months ended March 31, 2006, there has been no interest expense neither incurred nor accrued.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES:
Gain (loss) on value of derivative liabilities of $179,114 and ($107,069) for the three month periods ended March 31, 2006 and 2005, respectively, related to the warrant liability. The derivative liability is required to be marked-to-market under accounting principles generally accepted in the United States. See a further discussion in Note 8 - Warrant Liability and Note 10 - Liability to Stockholders for Redeemed Shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005 - continued

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2006:
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company's common stock and debt securities. The Company has generated, from inception through March 31, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.92 million. The Company's net working capital deficit at March 31, 2006 was $4,167,709 compared to a deficit of $4,150,075 as of December 31, 2005.

The Company's authorized capital stock consists of 100,000,000 shares of common stock, of which all of its shares were issued and outstanding at March 31, 2006. As of March 31, 2006, the Company had also made commitments to issue an additional 24,140,601 shares of common stock, none of which the Company can issue. The 24,140,601 additional shares of common stock can be issued at such time as the Company is able to increase the number of authorized shares of its common stock. The number of shares committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants. Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company's balance sheet as "Stock Subscribed." Amounts received for the remaining additional committed shares, that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's balance sheet, as "Liability for Shares to be Issued."

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

Cash increased to $21,172 at March 31, 2006 from $2,445 at December 31, 2005.

Net cash used for operating activities for the three months ended March 31, 2006 was $94,549. The primary reason for the decrease was to fund the loss for the period. Net cash provided by financing activities for the three months ended March 31, 2006 was $109,300. The net cash provided was the result of cash received of $118,500 from the sale and subscription of common stock net of repayments of advances from related parties of $9,200.

In June 2006, the Company entered into a Loan and Security Agreement (the "Agreement") with RossFialkow Capital Partners LLP, Trustee of Brightec Capital Trust ("RossFialkow") in the amount of $750,000. Some of the significant terms of the Agreement are as follows:

1.  A credit line of up to $750,000.
2. Principal and accrued interest are due on May 31, 2007, unless extended by RossFialkow in writing at its sole discretion.
3. At RossFialkow's option to be exercised in writing prior to May 31, 2007, all or any portion of the loan as may be outstanding as of the date of such exercise may be converted at any time into common stock at a purchase price of $0.12 per share.
4.  There is a commitment fee of five (5%) percent of the credit line ($37,500).
5. Interest on the outstanding balances will be equal to a per annum rate of twenty (20%) percent, which shall be payable monthly in arrears on the eighth day of each month, commencing on June 8, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS - continued

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005 - continued

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2006 - continued

6. The Company issued a warrant to purchase up to 1,500,000 shares of common stock at a price of $0.12 per share.
7. The Company has granted a security interest in substantially all of its assets.

ABILITY TO CONTINUE AS A GOING CONCERN:
At March 31, 2006, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of $10,693,779. At March 31, 2006, the Company's current liabilities exceed its current assets by $4,167,709. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or through the issuance of additional debt or equity securities. In June 2006, the Company entered into a $750,000 Agreement as described above. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

During the calendar years ended December 31, 2004 and 2005, as well as during the six months ended June 30, 2006, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United State and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005 and 2004. As a result, the figures for the three and six months ended March 31, 2006, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 and for the three- and six months periods ended June 30, 2006, to be ineffective.

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

On January 27, 2006, in order to issue shares of the Company's common stock under the partial warrant exercised by the Jeffrey Stern Revocable Trust, the Company entered into an agreement with Francois Planche, one of the Company's stockholders and brother of the Company's president, to borrow 195,834 shares of common stock he held. Shares under the partially exercised warrant could not be issued since the Company had sold the maximum number of shares of common stock authorized under its charter. Under the agreement, Mr. Planche is to receive no compensation for the redemption of his securities. Upon amendment of the Company's Articles of Incorporation, the Company will reissue the exact number of shares borrowed from Mr. Planche.

On February 17, 2006, the Company received a stock subscription from an investor to purchase 83,334 shares of the Company's common stock for an aggregate purchase price of $10,000.

On March 10, 2006, the Company received a stock subscription from the Elaine Z. Stern Trust to purchase 291,667 shares of the Company's common stock for an aggregate purchase price of $35,000.

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