Form 10KSB/A
period 2005-12-31
BRIGHTEC, INC
filed 2007-03-05
CIK 894537

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
                           (Issuer's telephone number)


      Securities registered pursuant to Section 12(g) of the Exchange Act:

 Common Stock, $.001 par value                           None
 -----------------------------       -------------------------------------------
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

The Company's revenues for the fiscal year ended December 31, 2005 were $132,458. The aggregate market value of the voting stock held by non-affiliates of the Company (assuming that all executive officers, directors and 10% stockholders known to the Company are affiliates), computed by reference to the average of the high and low sales price as reported on 2 the Over-the-Counter Bulletin Board "Pink Sheets" of the National Association of Securities Dealers ("NASD") was approximately $4,799,000 as of March 31, 2006.

The Company had 100,000,000 shares of Common Stock, $.001 par value, issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

================================================================================

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-KSB for the period December 31, 2005, as previously filed on June 8, 2006.

A. Subsequent to the original issuance of the Company's December 31, 2005 consolidated financial statements and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been recognized as liabilities; not as components of stockholders' deficit. As a result, in 2004, the Company recognized the liability of $13,195 and reduced additional paid-in capital by $13,195. During 2005, the Company redeemed an additional 16,850,479 shares valued at $2,540,990. The Company recognized the liability of $2,540,990 and reduced additional paid-in capital by $2,540,990.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability.

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

D. The Company determined that warrants issued in 2005 for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. During the year ended December 31, 2005, the Company issued warrants initially valued at $550,166 and warrants valued at $235,621 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, the Company recognized a gain on the value of derivative liabilities of $62,410 for the year ended December 31, 2005.

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

The result of these restatements was to increase the net loss of the Company for the year ended December 31, 2004 by $90,524 (less than $0.01 per share), increase net loss for the year ended December 31, 2005 by $30,415 (less than $0.01 per share) and to increase stockholders' deficit at December 31, 2005 and 2004 by $3,181,320 and $863,195, respectively.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this Amended 10-KSB/A.

In all other material respects, this amended Annual Report on Form 10-KSB/A is unchanged from the Annual Report on Form 10-KSB previously filed by the Company on June 5, 2006. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 as well as our amended Annual Report on Form 10-KSB/A for the year ended December 31, 2004.

                     Advanced Lumitech, Inc. and Subsidiary
                                  FORM 10-KSB/A
                                Table of Contents
                                                                        Page No.
PART I
------

            Restatement of 2005 Consolidated Financial Statements         4

            Introductory Statement                                      4 - 5

Item 1      Description of Business.                                    6 - 9

Item 2      Description of Property.                                      9

Item 3      Legal Proceedings                                            10

Item 4      Submission of Matters to a Vote of Security Holders.         10

PART II
-------

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities. 11 - 13

Item 6      Management's Discussion and Analysis or Plan of
            Operation.                                                 13 - 21

Item 7      Financial Statements.                                        21

Item 8      Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.                         21

Item 8a     Controls and Procedures.                                   21 - 22

Item 8b     Other Information                                            22

PART III
--------

Item 9      Directors and Executive Officers of Registrant;
            Compliance with Section 16(a) of the Exchange Act.         23 - 24

Item 10     Executive Compensation.                                    24 - 25

Item 11     Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.                25 - 27

Item 12     Certain Relationships and Related Transactions.            27 - 28

Item 13     Exhibits.                                                  29 - 30

Item 14     Principal Accountant Fees and Services.                      30

SIGNATURES                                                               31

EXHIBIT INDEX                                                            32

EXHIBITS                                                              E-1 - E-2

FINANCIAL STATEMENTS                                                  F-1 - F-17

              Restatement of 2005 Consolidated Financial Statements

The Company is amending its Form 10-KSB for the period December 31, 2005, as previously filed on June 8, 2006.

A. Subsequent to the original issuance of the Company's December 31, 2005 consolidated financial statements and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been recognized as liabilities; not as components of stockholders' deficit. In addition, the Company is required to revalue this liability at the end of every reporting period. As a result, in 2004, the Company recognized the liability of $13,195 and reduced additional paid-in capital by $13,195. During 2005, the Company redeemed an additional 16,850,479 shares initially valued at $2,540,990. The Company recognized the liability of $2,540,990 and reduced additional paid-in capital by $2,540,990. See Note 8 - Liability to Stockholders for Shares Redeemed.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See Note 7 - Liability for Stock Subscriptions Received.

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

D. The Company determined that warrants issued in 2005 for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. During the year ended December 31, 2005, the Company issued warrants initially valued at $550,166 and warrants valued at $235,621 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, the Company recognized a gain on the value of derivative liabilities of $62,410 for the year ended December 31, 2005. See Note 6 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 6 - Warrant Liability and
Note 7 - Liability for Stock Subscriptions Received.

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004. See Note 5 - Liability for Shares to be Issued.

The result of these restatements was to increase the net loss of the Company for the year ended December 31, 2004 by $90,524 (less than $0.01 per share), increase net loss for the year ended December 31, 2005 by $30,415 (less than $0.01 per share) and to increase stockholders' deficit at December 31, 2005 and 2004 by $3,181,320 and $863,195, respectively.

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

The ability of the Company to manufacture, market and sell its Luminescent Products is dependent upon the successful raising of additional capital by the Company, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". As discussed in Note 1 to the Consolidated Financial Statements, this contingency, among others, raises substantial doubt about the Company's ability to continue as a going concern. See also Part II, Item 6 - Risk Factors.

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

The availability of Brightec products is dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part II, Item 6 - Risk Factors.

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

Additional sales and marketing activities are dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part II,
Item 6 - Risk Factors.

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

Continued research and development activities by the Company are dependent upon the Company's successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part II,
Item 6 - Risk Factors.

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

Future manufacturing activities are dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part II, Item 6 - Risk Factors.

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

Existing companies currently offer competing films and papers at established price levels, which are likely to materially influence Brightec product pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than the Company, and have been established and known in the specialty and inkjet paper field for a number of years. See Part II, Item 6, "Risk Factors".

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

                                 2004                            2005
                        -------------------------     -------------------------
                           High           Low            High            Low
                        ----------     ----------     ----------     ----------
First quarter           $     1.85     $     0.35     $     0.24     $     0.11

Second quarter                0.51           0.14           0.23           0.08

Third quarter                 0.25           0.04           0.14           0.07

Fourth quarter                0.48           0.06           0.13           0.03

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

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - continued

Sales of Unregistered Securities - continued
On February 24, 2005, the Company sold 20,000 shares of Common Stock to Stephen and Marcella Elios at a purchase price of $0.10 per share for an aggregate of $2,000.

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

On April 6, 2005, the Company entered into an agreement with David Geffen, a director of the Company and its principal stockholder, pursuant to which the Company redeemed 15,767,145 shares of Common Stock owned of record by Mr. Geffen, in order to allow the Company to issue shares of Common Stock to investors that held subscriptions for shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of Incorporation. Under the agreement, Mr. Geffen received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 15,767,145 shares of Common Stock to Mr. Geffen for no additional consideration.

On April 20, 2005, the Company entered into an agreement with Luminescent Europe Technologies, b.v. ("LET b.v."), a stockholder of the Company, pursuant to which the Company agreed to issue 100,000 shares of Common Stock to LET b.v., valued at $0.20 per share, in satisfaction of indebtedness owed by the Company to LET b.v. in the amount of $20,000.

On April 28, 2005, the Company issued a warrant to the Jeffrey Stern Revocable Trust to purchase 3,600,000 shares of Common Stock at an exercise price of $0.12 per share in exchange for the exercise by the Jeffrey Stern Revocable Trust of existing warrants to purchase 3,335,000 shares of Common Stock with an aggregate exercise price of $375,000.

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

On August 22, 2005, the Company entered into an agreement with Francois Planche, a former director and a stockholder of the Company, pursuant to which the Company redeemed 583,334 shares of Common Stock owned of record by Mr. Planche, in order to allow the Company to issue shares of Common Stock to investors that had exercised a warrant to purchase shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 583,334 shares of Common Stock to Mr. Planche for no additional consideration.

On August 30, 2005, the Company sold 500,000 shares of Common Stock to John Dolan at a purchase price of $0.12 per share for an aggregate purchase price of $60,000.

On December 20, 2005, the Company entered into an agreement with David Geffen, a director of the Company and its principal stockholder, pursuant to which the Company redeemed 500,000 shares of Common Stock owned of record by Mr. Geffen, in order to allow the Company to issue shares of Common Stock to an investor that held subscriptions for

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities - continued

Sales of Unregistered Securities - continued shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of Incorporation. Under the agreement, Mr. Geffen received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 500,000 shares of Common Stock to Mr. Geffen for no additional consideration.

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

On January 27, 2006, the Company entered into an agreement with Francois Planche, a former director and a stockholder of the Company, pursuant to which the Company redeemed 195,834 shares of Common Stock owned of record by Mr.
Planche, in order to allow the Company to issue shares of Common Stock to an investor that had exercised a warrant to purchase shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 195,834 shares of Common Stock to Mr. Planche for no additional consideration.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Factors That May Affect Future Results
Any statements contained in this Form 10-KSB/A that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed below under "Risk Factors" and in various filings

Item 6. Management's Discussion and Analysis or Plan of Operation - continued made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

Overview:
Advanced Lumitech, Inc. d/b/a Brightec ("ADLU" or "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company manufactures through third-party manufacturers, markets and sells graphic quality printable luminescent films (the "Luminescent Product"). These films are based on the Company's proprietary and patented technology that enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company expects to offer its products in sheets and rolls.

In late 1999, the Company relocated its headquarters, operations and management to the metropolitan Boston, Massachusetts area because it believed the United States would offer the largest market for its products. During fiscal years 2000, 2001 and 2002, the Company had limited operations and limited resources and had incurred substantial payables and debt primarily to outside vendors and consultants and to creditors of Brightec SA relating primarily to research and product development costs and patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating and settling the Company's obligations owed to its major creditors in exchange for cash and shares of the Company's Common Stock. In the second fiscal quarter of 2002, the Company engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent Product. During the first quarter of 2003, the Company was able to demonstrate the commercial feasibility of manufacturing its Luminescent Product relying on third-party subcontract manufacturers. In October 2003, the Company made its first commercial sale of its Luminescent Product, which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its Luminescent Product offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. In 2005, the Company made additional commercial sales of the Company's Luminescent Product to a major poster board and inkjet paper distributor. Additional sales and marketing activities are dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis
- Liquidity and Capital Resources". See also Part II, Item 6 - Risk Factors.

Going Concern Consideration:
Investors in the Company should take into account that the Company has a working capital deficit of approximately $4,150,075 and an accumulated deficit of approximately $10,773,000 at December 31, 2005, and recurring net losses since inception. The future viability of the Company is dependent upon the Company's ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies:
This  section  entitled  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations" addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Company believes that the following accounting policies are critical to the preparation of the Company's consolidated financial statements and other financial disclosure. The following is not intended to be a comprehensive list of all of the Company's significant accounting policies, which are more fully described in Note 2 to the consolidated financial statements.

Revenue Recognition:
The Company generally recognizes product revenue at the time of shipment to the customer.

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

Allowance for Doubtful Accounts:
The Company has very few customers in a limited number of industry segments and, therefore, a downturn in any one segment or with respect to the operations of any one customer could result in higher than expected customer defaults, which would result in the need to revise the Company's allowance for doubtful accounts. As of December 31, 2005, the Company had one outstanding customer account receivable that was collected in January 2006. Therefore, the Company has not provided any allowance for doubtful accounts as of December 31, 2005. Company had one outstanding customer account receivable that was collected in January 2006. Therefore, the Company has not provided any allowance for doubtful accounts as of December 31, 2005.

Allowance for Sales Returns:
Since the Company relies on a single product and has had limited product sales to date, there can be no assurance that its product will be commercially accepted in the marketplace, which could result in the Company being required to accept product returns.

Inventories:
The Company is in the early stages of developing its manufacturing processes, with the goal of improving quality and reducing production costs. Inventories are periodically reviewed for obsolescence and for lower of cost or market adjustments. Any such adjustments result in the write down of inventories.

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

Income Taxes:
The Company has a history of recurring losses. These losses, while not having been determined because the Company does not have the required information, could generate sizeable federal and foreign net operating loss ("NOL") carry forwards as of December 31, 2005. The Company has not filed its federal and state corporate income tax returns for 2004, 2003, 2002 and 2000 and the tax returns filed for 2001 will need to be amended.

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

Recent Accounting Pronouncements:
In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. After adoption, pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15, 2005. The Company is evaluating the alternative under the standard, which it is required to adopt in the first quarter of 2006.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

Recent Accounting Pronouncements - continued:
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires retrospective application to prior periods financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change. The Company is evaluating the impact of this standard, which the Company will adopt effective January 1, 2006.

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

Selling and Marketing Expenses:
Total selling and marketing expenses decreased by $663,758 to $50,733 in 2005 from total selling and marketing expenses in 2004 of $714,491. The decrease in selling and marketing expenses was primarily due to a decrease in

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004 - continued

Selling and Marketing Expenses - continued professional fees and consulting services. The decrease in selling and marketing expenses included a decrease in non-cash charges of $495,000 in 2005 to $30,000 from $525,000 in 2004 relating to commitments to issue and issuances of shares of the Company's Common Stock in exchange for public relation and corporate branding consulting services, including approximately $266,000 in consulting expense related to the issuance of stock options to a former consultant.

General and Administrative:
General and administrative expenses consist primarily of the compensation of the executive officer, rent, consultants and legal and accounting costs. Total general and administrative expenses decreased by $223,036 to $564,729 in 2005 from total general and administrative expenses in 2004 of $787,765. This decrease was primarily due to a decrease in the compensation of the President of the Company and a reduction in consultant fees and payments for professional services.

Interest Expense:
Interest expense incurred on amounts due to related parties was $8,581 and $16,296 in the years ended December 31, 2005 and 2004, respectively. The decrease in interest expense is due primarily to the reduction in the Company's borrowings from David Geffen, a director and the Company's principal stockholder. At December 31, 2005 and 2004, $0 and $100,000, respectively, was outstanding under promissory notes due to Mr. Geffen, which bore interest of 8%, and accrued interest of $2,997 was due under these notes as of December 1, 2004. In April 2005, the Company repaid the remaining note due to Mr. Geffen and all accrued interest. At December 31, 2005 and 2004, respectively, $0 and $166,491, was outstanding under the Company's long-term debt from the mother-in-law of the Company's President. At each balance sheet date, the outstanding debt in Swiss francs was converted to US dollars, and any required adjustment was recorded in the cumulative translation adjustment account within the equity section of the balance sheet. At December 31, 2005, the Company's President assumed personal liability for the repayment of this debt and the President's mother-in-law released the Company from any requirement to repay this obligation in exchange for the Company's agreement to pay the same amount, on the same terms, to the Company's President.

Gain on Value of Derivative Liabilities
Gain on value of  derivative  liabilities  of  $62,410  in 2005  relates  to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in Note 6 - Warrant Liability.

Financing Costs
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 6 - Warrant Liability and Note 7 - Liability for Stock Subscriptions Received.

Income Taxes
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Liquidity and Capital Resources as of December 31, 2005:
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its Common Stock, warrants to purchase shares of the Company's Common Stock and debt securities. The Company has raised, from inception through December 31, 2005, cumulative net cash proceeds from the sale of its equity of approximately $4.8 million. The Company's net working capital deficit at December 31, 2005 was $4,150,075 compared to a deficit of $2,072,786 at December 31, 2004. The Company's authorized capital stock consists of 100,000,000 shares of Common Stock all of which were issued and outstanding at December 31, 2005. As of December 31, 2005, the Company had also made

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004 - continued

Liquidity and Capital Resources as of December 31, 2005 - continued:
commitments to various vendors, stockholders and its president, to issue an additional 23,153,099 shares of Common Stock at such time as the Company is able to increase the number of authorized shares of its Common Stock. The number of shares committed excludes shares of Common Stock issuable upon the exercise of outstanding options and warrants. Amounts received for these additional committed shares which were purchased for cash have been received by the Company and are reflected in the Company's 2005 financial statements as a liability for stock subscriptions received.

Amounts received for these additional committed shares, which the Company agreed to issue in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's 2005 financial statements as liability for shares to be issued.

In December 2004, the Company's president agreed to allow the Company to redeem 77,620 shares of his common stock, valued at $13,195, for no consideration in order to allow the Company to fulfill its commitments to issue shares to certain consultants and investors in the Company. A liability was recognized by the Company. During 2005, the Company redeemed an additional 16,850,479 valued at $2,540,990 from its principal stockholder and a former director. Upon the increase in the number of authorized shares of its Common Stock, the Company will issue 16,928,099 replacement shares (adjusted for any recapitalization transactions) for no additional consideration. See Note 8 - Liability to Stockholders for Shares Redeemed.

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

Ability to Continue as a Going Concern
At December 31, 2005, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of approximately $10,773,000. At December 31, 2005, the Company's current liabilities exceed its current assets by approximately $4,150,000. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

Effects of Inflation
Management believes that financial results have not been significantly impacted by inflation and price changes.

Risk Factors

         The Company has a limited operating history upon which an investor can evaluate its potential for future success.

         The Company has had nine commercial sales of its Luminescent Products aggregating a total of approximately $397,500. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's Common Stock. The Company has generated an accumulated deficit of approximately $9,999,000 through December 31, 2005. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated.

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

         The Company has been unable to attract additional directors and has no audit or compensation committees. In addition, the Company's employees have limited financial experience and the Company currently lacks an adequate system of internal financial or management controls. The Company does not have an accounting department but relies on outside bookkeeping services to record financial activity and consultants to assist in the preparation of financial statements. The Company has received a letter from its independent registered public accountants indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's board of directors and (4) the preparation of its financial statements in an accurate and timely fashion. If the Company is unable to raise additional capital, it will not have sufficient resources to implement an adequate system of internal management and

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

         The Company has limited financial and operational controls - continued

financial controls and will be unable to hire employees with adequate financial and accounting experience.

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

         As of December 31, 2005, warrants and options to acquire a total of 8,979,577 shares of the Company's Common Stock were outstanding. During 2005, the Company's Board of Directors voted to approve options to acquire an additional 20,000,000 shares of Common Stock, which cannot be issued until such time as the stockholders vote to approve the issuance of the options and vote to approve increasing the number of shares of Common Stock the Company is authorized to issue.

Item 6.   Management's Discussion and Analysis or Plan of Operation - continued

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

         A limited market for the Company's Common Stock exists.

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

During the calendar years ended December 31, 2005 and 2004, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United State and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2005 and 2004. As a result, the figures for the years ended December 31, 2005 and 2004, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 to be ineffective.

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

      Name and Position                        Year           Cash Compensation
----------------------------------       ---------------      -----------------
Patrick Planche                                2005           $           4,000
     Chief Executive Office and                2004                     156,000
     Chief Financial Officer                   2003                      85,000

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

In 2005, the Company also granted, subject to stockholder approval, non-qualified options at an exercise price of $0.12 per share to purchase 12,000,000 shares of Common Stock to Patrick Planche, the Company's President and Chief Executive Officer, together with two additional non-qualified options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's Common Stock, each at an exercise price of $0.12 per share. The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's Common Stock at an exercise price of $0.12 per share to Francois Planche, a former director of the Company. Also in 2005, the Company granted a non-qualified option to a former consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

Stock Options and Stock Appreciation Rights
The following table sets forth information concerning stock option grants, approved by the Board of Directors, to the Named Executive Officer for the 2005 fiscal year.

The Company granted no stock appreciation rights ("SARs") to the Named Executive Officer during 2005.

                     OPTION APPROVED IN LAST FISCAL YEAR (1)


------------------------------------------------------------------------------------------------------------
                                                                   Individual Grants

                                      Number of
                                      Securities      % of Total Options
                                      Underlying         Approved for        Exercise
                                       Options           Employees in        Price Per        Expiration
Name                                  Approved(1)        Fiscal Year         Share(2)           Date(3)
                                   ----------------  --------------------- ------------- -------------------
Patrick Planche, President,
Chief Executive Officer and
Director                              12,000,000            66 2/3%           $0.12        To be determined

(1) Due to the limitations imposed by the number of shares authorized under the Company's stock option plan and the inability of the Company to issue any additional shares of Common Stock due to number of shares authorized by the Company's charter, the option to purchase 12,000,000 shares of the Company's Common Stock granted to Mr. Planche cannot be issued until the Company obtains the approval of its stockholders to amend the Company's 1999 stock option/stock issuance plan and amend of the Company's Articles of Incorporation to increase the number of shares of the Company's authorized Common Stock, sufficient to enable exercise of the option.

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

(3) Until the Company has the ability to issue the approved stock options to Mr. Planche, no expiration date of the options can be determined. Generally, options issued expire ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company's Common Stock owned as of March 31, 2006 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock (ii) each of the Company's directors and executive officers, and (iii) all current executive

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares of the Common Stock indicated.

--------------------------------------------------------------------------------------------------
Directors and Named Executive Officers              Number of Shares Owned
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
Patrick Planche (1)                                           3,536,130             3.5%
    15A Moccasin Path
    South Natick, MA

--------------------------------------------------------------------------------------------------
David J. Geffen (2) (3)                                       28,390,058           28.4%
    11 Clover Terrace
    Natick, MA

--------------------------------------------------------------------------------------------------
All executives officers and directors                         31,926,188           31.9%
 as a group (2 persons)

--------------------------------------------------------------------------------------------------

Additional 5% Stockholders
--------------------------------------------------------------------------------------------------
Jeffrey Stern Revocable Trust (4)                              8,114,168            8.1%
    44 Eliot Hill Road
    Natick, MA

--------------------------------------------------------------------------------------------------
James J. Galvin and Peggy Galvin                               8,857,144            8.8%
    9 Bluestone Path
    Natick, MA

--------------------------------------------------------------------------------------------------
Holding Canales b.v.                                           6,536,000            6.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands

--------------------------------------------------------------------------------------------------
Jose Canales la Rosa (5)                                       7,473,500            7.5%
    Oostrikkerdijk 21 A
    5595 SC Leende
    The Netherlands

--------------------------------------------------------------------------------------------------

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

(3) The shares of Common Stock beneficially owned by David J. Geffen exclude 16,267,145 shares of Common Stock which were previously owned by Mr. Geffen and redeemed by the Company in order to allow the Company to issue shares of Common Stock to various investors who held subscriptions for shares of Common Stock which could not be

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. - continued

     issued because the Company had issued the maximum number of shares of Common Stock under its Articles of Incorporation. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 16,267,145 shares of Common Stock to Mr. Geffen for no additional consideration.

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

Item 12.  Certain Relationships and Related Transactions

At December 31, 2004, $20,000 was owed to LET b.v., whose principal stockholder, Jose Canales La Rosa ("Canales"), is a stockholder of the Company. This debt is related to the repurchase of certain licenses granted by the Company to LET b.v. for the use and exploitation of the Company's Luminescent Products. In April 2005, the Company and LET b.v. agreed to settle this obligation by issuing 100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

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

On April 6, 2005 and on December 20, 2005, the Company entered into an agreement with David Geffen, a director of the Company and its principal stockholder, pursuant to which the Company redeemed 15,767,145 shares and 500,000 shares respectively, of Common Stock owned of record by Mr. Geffen, in order to allow the Company to issue shares of Common Stock to investors that held subscriptions for shares of Common Stock which could not be issued because the Company had issued the maximum number of shares of Common Stock authorized under its Articles of Incorporation. Under the agreement, Mr. Geffen received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of Common Stock, the Company has agreed to issue 15,767,145 shares and 500,000 shares of Common Stock to Mr. Geffen for no additional consideration.

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

Item 13.  Exhibits

Financial Statements, Reports on Form 8-K and Exhibits.

(A)  Consolidated Financial Statements

       Report of Independent Registered Public Accounting Firm               F-1

       Restated Consolidated Balance Sheets as of December 31, 2005
          and 2004                                                           F-2

       Restated Consolidated Statements of Operations for the years
          ended December 31, 2005 and 2004                                   F-3

       Restated Consolidated Statements of Stockholders' Deficit
          for the years ended December 31, 2005 and 2004               F-4 - F-5

        Restated Consolidated Statements of Cash Flows for the
          years ended December 31, 2005 and 2004                             F-6

       Notes to Restated Consolidated Financial Statements            F-7 - F-17

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

           EXHIBIT NUMBER          DESCRIPTION
           --------------          -----------

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

                                       ADVANCED LUMITECH, INC.

Date:  February 28, 2007               By: /s/ PATRICK PLANCHE
       -----------------                   -------------------------------------
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

Signature                  Title                                       Date
---------                  -----                                       ----
/s/ PATRICK PLANCHE        President, Chief Executive Officer,         February 28, 2007
----------------------     Treasurer and Director                      -----------------
Patrick Planche            (Principal executive officer and
                           principal financial and accounting
                           officer)


/s/ DAVID GEFFEN           Director                                    February 28, 2007
----------------------                                                 -----------------
David Geffen

                                  EXHIBIT INDEX

               FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 2005



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

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2005 AND 2004
                          AND FOR THE YEARS THEN ENDED

                                    CONTENTS


                                                                         PAGE
                                                                         ----

Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Deficit                      F-4 - F-5

Consolidated Statements of Cash Flows                                    F-6

Notes to Consolidated Financial Statements                            F-7 - F-17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Advanced Lumitech, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Lumitech, Inc. and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Lumitech, Inc. and subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its 2005 and 2004 consolidated financial statements to reflect corrections for (a) the accounting for the redemption of common stock; (b) the classification of subscriptions received for the purchase of the Company's common stock; (c) the revaluation of certain stock options; (d) the accounting for stock warrants; (e) the recording of financing cost; and (f) the classification of the liability for shares to be issued. These changes resulted in an increase of $30,415 and $90,524 to the net loss for the years ended December 31, 2005 and 2004, respectively, and an increase of $3,181,320 and $863,195 to total stockholders' deficit as of December 31, 2005 and 2004, respectively.

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

/s/ Carlin, Charron & Rosen, LLP

Westborough, Massachusetts
February 16, 2007


                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEET
                                     December 31, 2005 and 2004

                                                                         2005             2004
                                                                     -------------    -------------
                                                                     (As Restated)    (As Restated)
                                     ASSETS
Current assets
     Cash                                                            $       2,445    $       4,310
     Accounts receivable                                                     3,183               --
     Inventory                                                              58,105           31,348
     Prepaid expenses                                                        8,106               --
                                                                     -------------    -------------
                                            TOTAL CURRENT ASSETS            71,839           35,658
                                                                     -------------    -------------
Office and photographic equipment                                           23,511           23,511
     Less: accumulated depreciation                                        (23,511)         (23,511)
                                                                     -------------    -------------
                                                                                --               --
                                                                     -------------    -------------
Interest receivable from related party                                      50,331           38,750
Note receivable from related party                                         250,000          250,000
                                                                     -------------    -------------
                                                                           300,331          288,750
                                                                     -------------    -------------
                                                    TOTAL ASSETS     $     372,170    $     324,408
                                                                     =============    =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current maturities of long-term debt                            $          --    $       3,505
     Accounts payable                                                      234,303          367,329
     Accrued expenses                                                      280,319          243,219
     Advances from related parties                                         122,972           64,196
     Liability for shares to be issued                                     403,000          467,000
     Warrant liability                                                     252,135               --
     Liability for stock subscriptions received                            375,000          850,000
     Liability to stockholders for shares redeemed                       2,554,185           13,195
     Notes payable to related party                                             --          100,000
                                                                     -------------    -------------
                                       TOTAL CURRENT LIABILITIES         4,221,914        2,108,444
                                                                     -------------    -------------

Long-term liabilities
     Long-term debt, net of current maturities                                  --          162,986
                                                                     -------------    -------------
                                               TOTAL LIABILITIES         4,221,914        2,271,430
                                                                     -------------    -------------

Stockholders' deficit
     Common stock                                                          100,000          100,000
     Additional paid-in capital                                          6,627,022        7,808,732
     Accumulated deficit                                               (10,772,987)      (9,999,219)
     Accumulated other comprehensive income -
          foreign currency translation adjustment                          196,221          143,465
                                                                     -------------    -------------
                                                                        (3,849,744)      (1,947,022)
                                                                     -------------    -------------
                                           TOTAL LIABILITIES AND
                                           STOCKHOLDERS' DEFICIT     $     372,170    $     324,408
                                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.


                               ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                           For the Years Ended December 31, 2005 and 2004

                                                                    2005              2004
                                                                -------------     -------------
                                                                (As Restated)     (As Restated)
Sales                                                           $     132,458     $     222,279
Cost of sales                                                         107,714           213,518
                                                                -------------     -------------
Gross profit                                                           24,744             8,761
                                                                -------------     -------------
Operating expenses
     Research and development                                         119,218           147,891
     Selling and marketing                                             50,733           714,491
     General and administrative                                       564,729           787,765
                                                                -------------     -------------
                                                                      734,680         1,650,147
                                                                -------------     -------------

Operating loss                                                       (709,936)       (1,641,386)
                                                                -------------     -------------

Other income (expense)
     Gain on value of derivative liabilities                           62,410                --
     Financing costs                                                  (92,825)               --
     Other                                                            (33,417)           (2,443)
                                                                -------------     -------------
                                                                      (63,832)           (2,443)
                                                                -------------     -------------
Net loss                                                             (773,768)       (1,643,829)
Accumulated deficit - beginning                                    (9,999,219)       (8,355,390)
                                                                -------------     -------------
Accumulated deficit - ending                                    $ (10,772,987)    $  (9,999,219)
                                                                =============     =============
Basic and diluted net loss per share                            $       (0.01)    $       (0.02)
                                                                =============     =============
Weighted average number of shares used in computation
     of basic and diluted net income (loss) per share             100,000,000        98,539,152
                                                                =============     =============

   The accompanying notes are an integral part of these consolidated financial statements


                                             ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           For the Years Ended December 31, 2005 (As Restated) and 2004 (As Restated)


                                               Common Stock                                               Other
                                       ----------------------------                    Accumulated     Comprehensive
                                          Shares         Par Value          APIC         Deficit          Income          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------

 Balance, January 1, 2004                98,283,620    $     98,284    $  7,183,683    $ (8,355,390)   $    149,076    $   (924,347)

 Issuance of stock for consulting
    services                                216,000             216          53,784              --              --          54,000

 Issuance of stock for settlement
    of debt                                 250,000             250          24,750              --              --          25,000

Stock options issued to consultant               --              --         356,960              --              --         356,960

 Issuance of stock in connection with
    subscription for 1,620,000 shares
    of Common Sock                        1,620,000           1,620         160,380              --              --         162,000

Issuance of stock in settlement of
   liability for shares to be issued         80,380              80          41,920              --              --          42,000

 Redemption of shares from related
   party                                         --              --         (13,195)             --              --         (13,195)

Redemption of shares related to
   settlement of dispute                   (450,000)           (450)            450              --              --              --

Net loss for the year                            --              --              --      (1,643,829)             --      (1,643,829)

 Foreign currency translation
   adjustment                                    --              --              --              --          (5,611)         (5,611)
                                                                                                                       ------------

 Comprehensive loss                              --              --              --              --              --      (1,649,440)
                                       ------------    ------------    ------------    ------------    ------------    ------------

 Balance, December 31, 2004             100,000,000         100,000       7,808,732      (9,999,219)        143,465      (1,947,022)


                                                                     Continued -

  The accompanying notes are an integral part of these consolidated financial statements


                                             ADVANCED LUMITECH, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT - CONTINUED
                           For the Years Ended December 31, 2005 (As Restated) and 2004 (As Restated)

                                               Common Stock                                               Other
                                       ----------------------------                    Accumulated     Comprehensive
                                          Shares         Par Value          APIC         Deficit          Income          Total
                                       ------------    ------------    ------------    ------------    ------------    ------------


 Redemption of shares from
    stockholders                                 --              --      (2,540,990)             --              --      (2,540,990)

 Issuance of stock in connection with
    subscriptions for 15,310,479
    shares of Common Stock                       --              --       1,392,000              --              --       1,392,000

Issuance of stock for various services           --              --         189,000              --              --         189,000

Issuance of private placement
    stock warrants                               --              --        (550,166)             --              --        (550,166)


Exercise of private placement
    stock warrants                               --              --         235,621              --              --         235,621

Exchange of warrants                             --              --          92,825              --              --          92,825

Net loss for the year                            --              --              --        (773,768)             --        (773,768)

 Foreign currency translation
    adjustment                                   --              --              --              --          52,756          52,756
                                                                                                                       ------------

 Comprehensive loss                              --              --              --              --              --        (721,012)
                                       ------------    ------------    ------------    ------------    ------------    ------------

 Balance, December 31, 2005             100,000,000    $    100,000    $  6,627,022    $(10,772,987)   $    196,221    $ (3,849,744)
                                       ============    ============    ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements


                           ADVANCED LUMITECH, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31, 2005 and 2004

                                                                    2005              2004
                                                                -------------     -------------
                                                                (As Restated)     (As Restated)
Cash flows from operating activities
Net loss                                                        $    (773,768)    $  (1,643,829)
Adjustments to reconcile net loss to net cash
     used for operating activities:
          Accrued interest on note receivable-related party           (11,581)          (13,627)
          Depreciation                                                     --             2,689
          Foreign exchange (gain) loss                                (13,182)           13,218
          Gain on value of derivative liabilities                     (62,410)               --
          Financing costs                                              92,825                --
          Operating expenses associated with stock based
               transactions                                            65,000           665,960
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                          (3,183)               --
          Inventory                                                   (26,757)           74,146
          Prepaid expenses                                             (8,106)               --
     Increase (decrease) in:
          Accounts payable                                            (95,500)          100,941
          Accrued expenses                                             77,100            74,051
                                                                -------------     -------------
                       Net cash used for operating activities        (759,562)         (726,451)
                                                                -------------     -------------
Cash flows from financing activities
     Repayment of long-term debt                                       (3,430)           (3,431)
     Principal payments on note payable - related party              (100,000)           (4,000)
     (Repayment) advances from related parties                       (108,629)           58,000
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                               917,000           350,000
                                                                -------------     -------------
                    Net cash provided by financing activities         704,941           400,569
                                                                -------------     -------------
Effects of foreign currency translation adjustment                     52,756            (5,611)
                                                                -------------     -------------
                                         Net decrease in cash          (1,865)         (331,493)
Cash - beginning                                                        4,310           335,803
                                                                -------------     -------------
Cash - ending                                                   $       2,445     $       4,310
                                                                =============     =============

Supplemental disclosures of cash flows information
     Cash paid during the year for interest                     $      13,412     $      16,976
                                                                =============     =============
     Issuance of stock to settle accounts payable
          accrued expenses                                      $      60,000     $      25,000
                                                                =============     =============
     Long-term debt assumed by stockholder as related
          party advances                                        $     149,880     $          --
                                                                =============     =============

     Accounts payable assumed by stockholder                    $      17,526     $          --
                                                                =============     =============
     Liability to stockholders for shares redeemed and
          cancelled                                             $   2,564,234     $      13,195
                                                                =============     =============
     Issuance of warrants relating to private placements        $     550,166     $          --
                                                                =============     =============
     Issuance of warrants for financing costs                   $      92,825     $          --
                                                                =============     =============
     Exercise of warrants classified as liabilities             $    (158,129)    $          --
                                                                =============     =============
     Liability for stock subscriptions received                 $          --     $     188,000
                                                                =============     =============

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company's ability to continue as a going concern has been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $10.773 million through December 31, 2005 and has a working capital deficit of approximately $4.15 million at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Restatement of 2005 Consolidated Financial Statements

The Company is restating its Form 10-KSB for the period December 31, 2005 for the following matters:

A. Subsequent to the original issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been recognized as liabilities; not as components of stockholders' deficit. In addition, the Company is required to revalue this liability at the end of every reporting period. As a result, in 2004, the Company recognized the liability of $13,195 and reduced additional paid-in capital by $13,195. During 2005, the Company redeemed an additional 16,850,479 shares initially valued at $2,540,990. The Company recognized the liability of $2,540,990 and reduced additional paid-in capital by $2,540,990. See Note 8 - Liability to Stockholders for Shares Redeemed.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See Note 7 - Liability for Stock Subscriptions Received.

C. The Company revalued certain options issued in 2004 to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor used to value the options under the Black/Sholes method were incorrect. In 2004, the revaluation resulted in an increase in additional paid-in capital of $90,524 and an increase in non-cash consulting expense of $90,524. In 2005, the revaluation resulted in an

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

1.  Nature of Operations and Liquidity and Management's Plans - continued

Restatement of 2005 Consolidated Financial Statements - continued

increase in the amount of additional paid-in capital and accumulated deficit of $90,524.

D. The Company determined that warrants issued in 2005 for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. During the year ended December 31, 2005, the Company issued warrants initially valued at $550,166 and warrants valued at $235,621 were exercised. The Company is required to revalue this liability at the end of every reporting period. Accordingly, the Company recognized a gain on value of derivative liabilities of $62,410 for the year ended December 31, 2005. See Note 6 - Warrant Liability.

E. In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The new warrants issued were not valued or recorded. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See Note 6 - Warrant Liability and
Note 7 - Liability for Stock Subscriptions Received.

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004. See Note 5 - Liability for Shares to be Issued.

The result of these restatements was to increase the net loss of the Company for the year ended December 31, 2004 by $90,524 (less than $0.01 per share), increase net loss for the year ended December 31, 2005 by $30,415 (less than $0.01 per share) and to increase stockholders' deficit at December 31, 2005 and 2004 by $3,181,320 and $863,195, respectively.

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

Comprehensive Income
Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. An analysis of changes in the components of accumulated other comprehensive income is presented in Note 12 - Other Comprehensive Income.

Derivative instruments
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

2.  Summary of Significant Accounting Policies - continued

Recent Accounting Pronouncements - continued
Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting accounting Changes in Interim Financial Statements," and requires retrospective application to prior periods financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change. The Company is evaluating the impact of this standard, which the Company will adopt effective January 1, 2006.

In February 2006, the FASB issued SFAS No. 155 - Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1 - Application of Statement 133 to Beneficial Interest in Securitized Financial Assets. SFAS No. 155 (a) permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are free standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The provisions of SFAS No. 155 are required to be adopted for fiscal years beginning after September 15, 2006. The Company is currently evaluating the effects of adopting this financial accounting standard, however, it currently does not have any hybrid financial instruments to which this financial accounting standard would apply.

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

Stock Option Plans
The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, no stock-based employee compensation cost is reflected in net income, as all options granted to employees under these plans have been granted at no less than fair market value on the date of grant. The Company applies the disclosure only provision of SFAS No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-based Compensation-Transition and Disclosure for such employee stock option awards. The Company recognizes forfeitures as they occur. The Company accounts for stock option awards granted to consultants under the fair value recognition provisions of SFAS 123. Under this method, options are valued using the Black/Sholes option pricing model, and the calculated option value is recorded as an expense in the financial statements.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

2.  Summary of Significant Accounting Policies - continued

Stock Option Plans - continued
There were no employee options granted in either 2005 or 2004, thus there are no pro-forma compensation disclosures required.

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

Other related party debt is described in Notes 4 and 5 and redemption of related party shares is described in Note 8.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

4.   Accrued Expenses

     At December 31, 2005 and 2004, accrued expenses consist of the following:

                                              2005               2004
                                          -------------      -------------
                                          (As Restated)      (As Restated)

Executive officer compensation            $     112,500      $          --

Professional fees                                97,639            171,122

Employee compensation                            30,000                 --

Payroll and other taxes                           2,979                 --

Consulting fees and other                        37,201             64,000

Interest                                             --              8,097
                                          -------------      -------------

                                          $     280,319      $     243,219
                                          =============      =============

5.   Liability for Shares to be Issued

Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at December 31, 2005 and 2004.

As of December 31, 2003, 1,490,000 shares of common stock, with an aggregate value of $212,000, were committed but unissued as of December 31, 2003.

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

As discussed in Note 1, the Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the years ended December 31, 2005 and 2004, respectively.

6.   Warrant Liability

During 2005, warrants initially valued at $550,166 were issued. As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In addition, warrants valued at $235,621 were exercised. The Company is required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of December 31, 2005, the value of the remaining balance of outstanding warrants was $252,135. For the year ended December 31, 2005, the Company recognized a gain on derivative liabilities of $62,410.

The fair value of these warrants was estimated at the date of grant using the Black/Sholes option pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of 4.08%; no dividend yield; an expected life of the options of 28 months; and a volatility factor of 319.3%.

7.   Liability for Stock Subscriptions Received

Liability for stock subscribed represents amounts received for the purchase of the common stock for which the respective shares remain unissued as of December 31, 2005 and 2004.

As of December 31, 2003, 8,227,145 shares with an aggregate purchase price of $662,000 were subscribed but unissued.

During 2004, the Company issued 1,620,000 shares of common stock in satisfaction of $162,000 of stock subscriptions and received an additional $350,000 to purchase 3,500,000 shares of common stock. As of December 31, 2004, the Company had outstanding liabilities for stock subscriptions received of $850,000 for the purchase of 10,107,145 shares of the Company's common stock.

During the period ending March 31, 2005, the Company received an additional $412,000 to purchase 4,120,000 shares of common stock.

On April 6, 2005, the Company issued the total amount of subscribed shares outstanding as of December 31, 2004, with an aggregate purchase price of $850,000.

On various dates in 2005, the Company sold 5,203,334 shares of common stock, with an aggregate cost of $542,000. On April 6, 2005, all of the shares sold were issued.

In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid in

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004


7.   Liability for Stock Subscriptions Received - continued

capital with the difference of $92,825 being charged as financing costs.

As a result of the above transactions in 2005, 3,335,000 shares of common stock with an aggregate purchase price of $375,000 are subscribed but remain unissued as of December 31, 2005.

As discussed in Note 1, the Company has determined that subscriptions received for the purchase of the Company's common stock should have been classified as a liability. When the Company received the stock subscriptions, it had already issued all of its common shares authorized under its charter. When a contract (the subscription agreement) is to be settled in shares of stock and the share settlement is not within the control of the Company as a result of the Company requiring stockholder approval to increase the number of authorized shares in order to settle the contract, liability classification is required.

8.   Liability to Stockholders for Shares Redeemed

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

During 2005, another stockholder and a former director of the Company, entered into a similar agreements, allowing the Company to redeem a total of 16,850,479 shares of their respective common stock, valued at $2,540,990.

As of December 31, 2005 and 2004, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,554,185 and $13,195, respectively, which will be the carrying value. If and when authorized shares are sufficient to reissue the shares, the amount will be reclassified to additional paid-in capital.

9.   Notes Payable to Related Party

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

10.  Long-Term Debt

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

10.  Long-Term Debt - continued

During the year ended December 31, 2005, the Company's President assumed personal liability for the repayment of the entire debt and accordingly, the balance of the debt, translated into U.S. dollars as of December 31, 2005, $149,880 has been included in the amount of "Advances from related parties" on the balance sheet of $ 114,472 as of December 31, 2005.

11.  Common Stock

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

Stock Options
The Company's 1999 stock option/stock issuance plan (the 1999 Plan) provides for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company's common stock, which generally vest over a five-year period and terminate ten years from the date of grant. These options are not transferable, except by will or domestic relations order. There were no options granted, exercised, or cancelled under the 1999 Plan, during the years ended December 31, 2005 and 2004, and accordingly, the pro forma disclosures required by SFAS 123 have not been presented.

As of December 31, 2005 and 2004, options to purchase 2,800,000 shares of the Company's common stock had been granted under the 1999 Plan, of which options to purchase 1,600,000 shares of the Company's common stock had been

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004

11.   Common Stock - continued

Stock Options - continued
cancelled, options to purchase 200,000 shares of the Company's common stock had been exercised and options to purchase 1,000,000 shares of the Company's common stock remain outstanding. Outstanding options to purchase 1,000,000 shares of common stock are exercisable at an exercise price of $0.50 per share. At December 31, 2005 and 2004, 3,800,000 shares of the Company's common stock remained available for grant under the 1999 Plan.

In the second quarter of 2005, under the 1999 plan, the Company's Board of Directors voted to approve the granting of options to employees to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested at the date of grant and exercisable for a period of ten years. However, the Company is unable to issue the options because the number of potential shares to be issued exceeds the number of authorized shares under the 1999 Plan and the Company has issued the maximum authorized number of shares of common stock under its charter. The 1999 Plan will need to be amended to increase the number of authorized share options and the number of shares of common stock the Company is authorized to issue will need to be increased, both requiring a vote of the Company's stockholders. Since the date of grant cannot occur until the 1999 Plan is amended and the number of authorizes common stock shares is increased, the measurement date for determining any compensatory amount to be expensed has not yet occurred. The Company anticipates obtaining the necessary votes at a shareholders meeting, for which a date is yet to be determined, during 2006.

In addition to the 1999 Plan, in 2004 the Company granted to a former consultant a non-qualified stock option to purchase 4,462,911 shares of the Company's common stock at an exercise price of $0.10 per share. The option is fully vested and is exercisable through September 2007. The fair value of these options was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions for fiscal year 2004: risk-free interest rate of 2.94%; no dividend yield; an expected life of the options of 3 years; and a volatility factor of 430.70%. As a result of this transaction, the Company recorded $356,960 of non-cash consulting expense.

On June 27, 2005, the Company's Board of Directors approved the granting of another non-qualified stock option to the same consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.001 per share for a period of ten years, but vesting only upon a change of control of the Company. Shares purchased pursuant to the exercise of this option, should vesting occur, cannot be issued until such a time as the Company increases the number of shares of common stock it is authorized to issue.

Also, on April 28, 2005 the Company issued a warrant to a stockholder to purchase 3,600,000 shares of Common Stock at an exercise price of $0.12 per share, or an aggregate purchase price of $432,000, in exchange for the exercise by the stockholder of existing warrants to purchase 3,335,000 shares of Common Stock with an aggregate exercise price of $375,000. On August 22, 2005, the stockholder exercised warrants to purchase 583,334 shares of the Company's Common Stock for an aggregate purchase price of $ 70,000 or $0.12 per share. These shares remain unissued and as of December 31, 2005, warrants for 3,016,666 shares of the Company's Common Stock remain outstanding and unexercised.

12.  Other Comprehensive Income

For the year ended December 31, 2005, other comprehensive income is comprised of the following:

Foreign currency translation adjustment

     Accounts payable                                   $      1,984

     Long-term debt                                           13,182

     Reclassification adjustment                              37,590
                                                        ------------

                                 Net foreign currency         52,756
                                                        ------------

Other comprehensive income                              $     52,756
                                                        ============

For the year ended December 31, 2004, other comprehensive income is comprised of the following:

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2005 and 2004


12.  Other Comprehensive Income - continued

Foreign currency translation adjustment

     Accounts payable                                   $      6,002

     Long-term debt                                          (11,613)
                                                        ------------

          Net foreign currency translation adjustment         (5,611)
                                                        ------------

Other comprehensive income                              $     (5,611)
                                                        ============

13.  Income Taxes

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

14.  Reclassification

Certain items in the 2004 financial statements have been reclassified to conform to the current year presentation. No change in previously reported net loss or accumulated deficit resulted from these reclassifications.

15.  Commitments

The Company rents office space as a tenant-at-will.

Rent expense was $24,031 and $21,800 in 2005 and 2004, respectively.

16.  Subsequent Events

Through March 31, 2006, the Company obtained $118,500 through subscriptions for 91,668 shares of common stock and issuance of 195,834 shares of common stock.