Form 10KSB
period 2006-12-31
BRIGHTEC, INC
filed 2007-04-16
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006
                                       or

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

                             Advanced Lumitech, Inc.
                    -----------------------------------------
                    (Former name if changed from last report)

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

Indicate by check mark whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): [ ] Yes [X] No

The Company's revenues for the fiscal year ended December 31, 2006 were $12,184. The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the average of the high and low sales price as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation system ("NASDQ") was $4,987,957 as of March 1, 2007.

The Company had 128,959,505 shares of common stock, $0.001 par value, issued and outstanding as of April 11, 2007.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                          BRIGHTEC, INC AND SUBSIDIARY
                                   Form 10-KSB
                                Table of Contents

                                                                        Page No.

PART I
------
          Introductory Statement                                           3
          ----------------------

Item 1    Description of Business                                        4 - 7
------    -----------------------

Item 1a   Risk Related to the Company's Business                         8 - 12
-------   --------------------------------------

Item 2    Description of Property                                          12
------    -----------------------

Item 3    Legal Proceedings                                                12
------    -----------------

Item 4    Submission of Matters to a Vote of Security Holders              12
------    ---------------------------------------------------


PART II
-------

Item 5    Market for Common Equity, Related Stockholder Matters and
------    ---------------------------------------------------------
          Small Business Issuer Purchases of Equity Securities          13 - 14
          ----------------------------------------------------

Item 6    Management's Discussion and Analysis or Plan of Operation.    14 - 20
------    ----------------------------------------------------------

Item 7    Financial Statements                                             20
------    --------------------

Item 8    Changes In and Disagreements With Accountants on
------    ------------------------------------------------
          Accounting and Financial Disclosure                              20
          -----------------------------------

Item 8a   Controls and Procedures                                       20 - 21
-------   -----------------------

Item 8b   Other Information                                                21
-------   -----------------


PART III
--------

Item 9    Directors and Executive Officers of Registrant; Compliance
------    ----------------------------------------------------------
          with Section 16(a) of the Exchange Act                        22 - 23
          --------------------------------------

Item 10   Executive Compensation                                        23 - 25
-------   ----------------------

Item 11   Security Ownership of Certain Beneficial Owners and
-------   ---------------------------------------------------
          Management and Related Stockholder Matters                       25
          ------------------------------------------

Item 12   Certain Relationships and Related Transactions                26 - 27
-------   ----------------------------------------------

Item 13   Exhibits                                                      27 - 29
-------   --------

Item 14   Principal Accountant Fees and Services                           29
          --------------------------------------

SIGNATURES                                                                 30
----------

EXHIBIT INDEX                                                              31
-------------

FINANCIAL STATEMENTS                                                 F-1 - F-23
--------------------

EXHIBITS                                                             E-1 - E-2
--------

                             Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-KSB and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-KSB that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's ability to attract customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 3, Quantitative and Qualitative Disclosures About Market Risk, and in various filings made by the Company from time to time with the Securities and Exchange Commission (the "SEC"). Any forward-looking statements should be considered in light of those factors.

The Company files periodic reports with the SEC, as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

                                     PART I

Item 1.   Description of Business

Introduction: The Company
Brightec, Inc. ("Brightec" or, the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing and new products. Currently, we sell our product in 4"x6" sheets, 8.5"x11" sheets and 12"x18" sheets through our online store.

The Company was incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, the Company had no operations of any kind. On August 13, 1998, the Company acquired 100% of the then outstanding common stock of Brightec SA (formerly Lumitech SA, "Brightec SA"), a company founded in Switzerland in 1992, which had developed and patented certain luminescence technology. In 2001, the Company ended all research and development and other administrative activities in Brightec SA. Brightec SA is currently engaged solely in the maintenance and preservation of the patents and trademarks utilized by the Company in connection with its Luminescent Product.

The acquisition of Brightec SA was treated as a reverse acquisition of the Company by Brightec SA for accounting purposes. On August 14, 1998, the Company's Board of Directors authorized the change of the Company's name from Hyena Capital, Inc. to Advanced Lumitech, Inc. On October 25, 2006, the Company changed its name to Brightec, Inc. The Company is authorized to issue 245,000,000 shares of common stock and 5,000,000 of preferred stock.

In late 1999, the Company relocated its headquarters, operations and management to the metropolitan Boston, Massachusetts area because it believed the United States would offer the largest market for its products. During fiscal years 2000, 2001 and 2002, the Company had limited operations and limited resources and had incurred substantial payables and debt primarily to outside vendors and consultants as well as creditors of Brightec SA relating primarily to research and product development costs and patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, the Company's principal efforts were focused on renegotiating and settling the Company's obligations owed to its major creditors in exchange for cash and shares of the Company's common stock. In the second fiscal quarter of 2002, the Company engaged a consultant to assist with the development of the manufacturing process for the Company's Luminescent Product. During the first quarter of 2003, the Company was able to demonstrate the commercial feasibility of manufacturing its Luminescent Product relying on third-party subcontract manufacturers. In October 2003, the Company made its first commercial sale of its Luminescent Product, which was used as a ticket medium for a major sports event, which occurred in early 2004. In January 2004, the Company made its second commercial sale of its Luminescent Product offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. In 2005, the Company made additional commercial sales of the Company's Luminescent Product, which was sold to a major poster board and inkjet paper distributor that introduced a "Glow-in-the-Dark Sign Kit" to a major office superstore and to a mass-market retailer and two Brightec Inkjet Paper packs to a major computer retailer.

As of December 31, 2006, the Company had three full-time employees and engaged several consultants to provide specialized services and support for finance and accounting, research and development, marketing, business development and public relations.

The ability of the Company to manufacture, market and sell its Luminescent Products is dependent upon the successful raising of additional capital by the Company, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources." As discussed in NOTE 1 - NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS of the Company's audited financial statements. This contingency, among others, raises substantial doubt about the Company's ability to continue as a going concern. See also Part I, Item 1a - Risk Related to the Company's Business.

The Company's Product
The Company markets and sells graphic quality printable luminescent films. These films incorporate luminescent or phosphorescent pigments and are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Brightec Inkjet Paper version of the Company's Luminescent Product is typically referred to as "paper" although it is an all-plastic construction.

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

Marketing and Sales Strategy
Initially, the Company is marketing its products through a direct sales effort by the Company's president and several consultants who are stockholders of the Company. The Company's objective is to sell its Luminescent Product into the growing market for digital printing and specialty graphic media, as well as to penetrate the broad market for commercial printing media. The Company believes its products will compete favorably with existing products because it believes its products solve the luminescent industry's long-standing problems of poor graphic quality and low luminescent performance.

Throughout 2006, the Company continued to focus on improving its cost structure, in particular as it relates to the professional graphics industry, in order for the Company to be competitive once the product launch occurred. The Company would like to be in a position to introduce a wide range of products for that industry market segment rather than introduce products as they become ready to be introduced to the marketplace. It was anticipated that the Company would introduce its product line late in the fourth quarter of 2006, however, due to a technical complication the Company has to postpone the product launch. It is now anticipated that the introduction of the product to the market will take place by the third quarter of 2007.

Additional sales and marketing activities are dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part I,
Item 1a - Risk Related to the Company's Business.

Research and Development
During 2000 and early 2001, the Company's research and development efforts, which took place in Switzerland, were focused on demonstrating the application of the Company's concept of producing graphic-quality, printable luminescent films as envisioned in the Company's patents.

In early 2002, the Company was able to shift its development efforts to the United States. During the last three quarters of 2002 and during all of 2003, the Company's principal development efforts were directed toward establishing the ability to have luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for its products. During 2005 and most of 2006, the Company's principal development efforts were directed toward reducing production costs for its products. In 2005 and 2006, the Company incurred research and development expenses of $119,218 and $112,164, respectively.

Continued research and development activities by the Company are dependent upon the Company's successful raising of financing, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part I,
Item 1a - Risk Related to the Company's Business.

Manufacturing
By December 31, 2003, the Company had demonstrated its ability to manufacture a commercial product using third-party manufacturers. The Company acquires its luminescent pigment raw material from a third-party supplier, which is then converted to a coating resin by a third-party manufacturer. The coating is then applied by a third-party coater to a plastic film and ultimately shipped to a converter for sizing. All raw materials and manufacturing services currently required by the Company are contracted on a purchase order basis.

Future manufacturing activities are dependent on the Company's ability to successfully raise additional capital, as described in "Management's Discussion and Analysis - Liquidity and Capital Resources". See also Part I, Item 1a - Risk Related to the Company's Business.


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

Brightec SA has registered its "Brightec" and "Be Brilliant" trademarks in more than 20 countries worldwide and intends to register other trademarks, in the appropriate markets, as they are introduced.

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

There are numerous competing films and papers that are not luminescent, but that are widely used in advertising, promotional enhancement, product enhancement, packaging applications and inkjet applications of the type the Company will be targeting. Many of these non-luminescent solutions are much less expensive than the Company's offering. Typical paper cardstock and other commodity print media are available costing fractions of a cent per square inch, or in industry terms, less than $1 per "thousand square inches" and are approximately 86% as expensive as Brightec films.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars, two specialty media designed to enhance existing or new applications. These products are believed to sell for approximately 20% to 30% below the expected initial offering price for the Company's Luminescent Product. For high volume, more cost conscious applications, zinc sulfide based "glow-in-the-dark" products, or overprinted prismatic films such as prismatic and glitter gratings will be important alternatives to the Company's products. These are typically offered at prices, which are believed to be approximately 40% to 60% below the expected pricing for the Company's products.

Existing companies currently offer competing films and papers at established price levels, which are likely to materially influence Brightec product pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than the Company, and have been established and known in the specialty and inkjet paper field for a number of years. See Part I, Item 1a - Risk Related to the Company's Business.

As in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render the Company's technology obsolete. The Company is not aware of any such competing technology under development or which has been developed.

Regulation
The Company believes there are no specific governmental regulations that target the Luminescent Product, which could have a material impact on its manufacture, sale or distribution.

Employees
During the period January 1, 2006 to December 31, 2006, the Company had three full-time employees, no part-time employees and engaged several consultants to provide specialized services and support for finance and accounting, research and development, marketing, business development and public relations.

Item 1a.  Risk Related to the Company's Business

         We have a limited operating history upon which an investor can evaluate our potential for future success.

         The Company has had ten commercial sales of its Luminescent Products aggregating a total of approximately $403,600. Therefore, there is limited historical financial information about the Company upon which to base an evaluation of the Company's performance or to make a decision regarding an investment in shares of the Company's common stock. The Company has generated an accumulated deficit of approximately $13,100,000 through December 31, 2006. To date, the Company's operations have largely been limited to its effort to develop the manufacturing process for its Luminescent Product. Sales of the Company's products may fail to achieve significant levels of market acceptance. The Company's business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, the Company may never achieve or maintain profitable operations, and the Company may encounter unforeseen difficulties that may deplete its limited capital more rapidly than anticipated, which may force the Company to curtail or cease its business operations.

         We will require additional capital, and if additional capital is not available, we may have to curtail or cease operations.

         To become and remain competitive, the Company will be required to make significant investments in the Company's infrastructure, including hiring employees to provide sales, marketing, product development and financial reporting services on an ongoing basis. Other than the Standby Equity Distribution Agreement (the "SEDA") and our line of credit, the Company does not have any other committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to the Company in the future or at all. If additional financing is not available on satisfactory terms, the Company may be unable to operate at its present level, market or sell its products, establish or maintain a system of financial controls or develop and expand its business, develop new products or develop new markets, and its operating results may be adversely affected. Debt financing, if available, increases expenses and must be repaid regardless of operating results. The availability of debt or equity financing is uncertain, and successful equity financing, including the SEDA, will result in additional dilution to existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and questions concerning the Company's ability to generate net income and positive cash flows from operations indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

         The report of our independent registered public accounting firm, as of and for the year ended December 31, 2006, indicates that there is substantial doubt about the our ability to continue as a going concern.

         The Company has a working capital deficit of approximately $830,000 and an accumulated deficit of $13,100,000 at December 31, 2006, and recurring net losses since inception. The future viability of the Company is dependent upon the Company's ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

         On March 30, 2007, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its $0.001 par value per share common stock for a total purchase price of up to $10 million dollars. A Registration Statement must be filed by the Company and declared effective before the Company can sell any of its shares under the SEDA.

         We have not filed our federal or state corporate income tax returns for several years which could cause us to lose certain available tax credits and benefits to which we would otherwise be entitled.

         We have not filed our corporate income tax returns for the years ended December 31, 2000, 2002, 2003, 2004, 2005. We have requested an extension of time to file our corporate tax returns for 2006 and the return filed for 2001 will need to be amended, if permitted by statute.

         We may not be able to take full advantage of any operating loss deductions and/or tax credits until such time as the Company files its returns. The availability of these losses may be limited due to the expiration of the carryforward periods, changes in the Internal Revenue Code of 1986 as amended from time to time (the "Code"), or changes in control of the Company which may limit the amount any available loss deductions from year to year.

         The Company may also be subject to charges for penalties and interest for the failure to file these returns on a timely basis in addition to any tax that may be assessed in years where it is determined the Company had taxable income as determined under the Code. Although we do not expect that we will have any taxable income as determined under the Code nor do we expect any potential assessment of penalties and interest to be substantial, we may need to divert some of our resources to meet these obligations.

         A default by us under our Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP ("Ross/Fialkow") entered into on June 8, 2006, may enable them to take control of our intellectual property assets.

         In June 2006, we entered into a Loan Agreement with Ross/Fialkow in the amount of $750,000. The Loan Agreement is scheduled to expire on June 8, 2007. Every month, we are required to pay interest on the outstanding principal amount at the rate of 20% per year. The principal amount of the loan may be converted at any time, at the discretion of Ross/Fialkow, into shares of our common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, the Company would issue 6,250,000 shares of our common stock to Ross/Fialkow and said shares would carry piggy-back registration rights.

         To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2006 was $650,000. A default by us under the Loan Agreement would enable the holders to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations.

         Under the Loan Agreement, we were required to have filed an S-1 Registration statement by December 31, 2006. As of December 31, 2006, we had not filed the registration statement as required and as a result, were not in compliance with the terms of the Loan Agreement. On March 15, 2007, the Loan Agreement was amended as follows:

         1. The expiration date of the Loan Agreement was extended to July 15, 2007.

         2. The date by which the Company was required to file a registration statement on Form S-1 was extended to July 15, 2007.

         We have a limited number of employees to carry on our operations.

         As of December 31, 2006, the Company had only three full-time employees and several part-time consultants. The Company has not had sufficient resources to hire additional employees and the Company's continued inability to hire additional employees will have a material adverse effect on the Company's ability to carry on and expand its business operations, which may force the Company to curtail its business operations.

         We have limited financial and operational controls.

         The Company has been unable to attract additional directors and has no audit or compensation committees. In addition, the Company's employees have limited financial experience and the Company currently lacks an adequate system of internal financial or management controls. The Company does not have an accounting department but relies on outside bookkeeping services to record financial activity and consultants to assist in the preparation of financial statements. The Company has received a letter from its independent registered public accountants indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's Board of Directors and (4) the preparation of its financial statements in an accurate and timely fashion. If the Company is unable to raise additional capital, it will not have sufficient resources to implement an adequate system of internal management and financial controls and will be unable to hire employees with adequate financial and accounting experience to permit the Company to fulfill all of its fiscal obligations.

         A significant concentration of ownership of our common stock exists

         One of the Company's directors, David Geffen, owns a significant percentage of the Company's outstanding common stock. As a result, Mr. Geffen may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although Mr. Geffen has a fiduciary duty to act in the best interest of the Company, this concentration of ownership of the Company's common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive the Company's stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of the Company's common stock.

         Our products may not be accepted by the market and we have had limited product sales to date.

         The Company relies on a single product and has had limited product sales to date. Because the Company has only commenced limited marketing of its Luminescent Product, it can give no assurance that this product will be commercially accepted in the marketplace or that the market for its product will be as large as expected by the Company. If the product does not achieve acceptance in the marketplace, the Company could be forced to curtail or cease its business operations.

         As in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render the Company's technology obsolete.

         We rely on third-party manufacturers to produce our products.

         The Company currently has no manufacturing facilities and relies on several third party manufacturers to produce the Company's Luminescent Product. Loss of these manufacturing facilities would cause the Company to severely curtail its manufacturing operations and may cause the Company to be unable meet its obligations. Should the Company not be able to replace these manufacturing facilities within a short period of time after their loss, the Company may be forced to cease operations until suitable replacement manufacturing facilities are found. The loss of the Company's current manufacturing facilities may also cause a significant financial drain on the Company as the costs to relocate the manufacturing of the Luminescent Product may be significant.

         There can be no assurance that the Company's third party manufacturers will continue to manufacture the Company's products.

         We rely on patents, licenses and intellectual property rights to protect our proprietary interests.

         The Company's future success depends in part on its ability to maintain patents and other intellectual property rights covering its Luminescent Products. There can be no assurance that the Company's patents and patent applications are sufficiently comprehensive to protect the Company's products. The process of seeking further patent protection can be long and expensive and there can be no assurance that the Company will have sufficient capital resources to cover the expense of patent prosecution or maintenance for its applications or existing patents or that all or even any patents will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to the Company. The Company's limited financial resources may limit the Company's ability to pursue litigation in the event of an infringement on our patents, licenses or intellectual property rights.

         The Company may also unintentionally infringe on the patents, licenses and intellectual property rights of others. This accidental infringement may cause the Company to need to defend itself in infringement litigation which would be costly and there is no assurance that the Company will have the necessary resources to successfully defend itself and its assets.

         We are dependent upon two sources for raw materials to manufacture our products.

         The principal raw materials, used by the Company in connection with the manufacture of its Luminescent Product, are currently purchased from one source supplier. Although the Company could buy from a second source for such raw material, the unavailability of such raw material cause the Company to curtail or cease its manufacturing operations until suitable replacement raw material was located.

Significant price increases of said raw material would have a material adverse effect on the Company's business and and could cause the Company too lose profitability as the Company would have to raise its prices in order to maintain its desired level of profitability. Increases in product price could also have the negative effect of causing a decrease in revenue, significantly affecting profitability and affecting the Company's ability to continue manufacturing and reinvesting in its infrastructure.

         Disruptions of trade or other restrictions, which might affect the availability of raw materials on a timely basis, especially those sourced from overseas and unforeseen price increases could substantially impair the Company's ability to deliver its products.

         Derivative rights to acquire shares of our common stock will result in significant dilution to other holders of shares of our common stock.

         As of December 31, 2006, warrants and options to acquire a total of 31,700,410 shares of the Company's common stock were outstanding. In addition, the Company entered into an agreement where the Company has the ability to sell up to 10,000,000 shares of is common stock at prices discounted to the market price. The existence of such stock options, warrants, commitments and agreements could adversely affect the price at which shares of the Company's common stock may be sold or the ability of the market to absorb such additional shares of common stock if such investors decide to sell such shares and the terms on which the Company can obtain additional financing.

         A limited market for the Company's common stock exists.

         The Company's common stock is thinly traded and may experience price volatility, which could affect a stockholder's ability to sell the Company's common stock or the price at which it may be sold. In addition, sales of the Company's common stock can cause larger than expected price volatility when compared to similar sales of other companies. There has been and may continue to be a limited public market for the common stock of the Company. The Company's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "BRTE.OB".

         Additional burdens imposed upon broker-dealers by the application of the "penny stock" rules to our common stock may limit the market for our common stock.

         Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our common stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our common stock will continue to be subject to these additional regulations relating to low-priced stocks.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

         Our failure to compete effectively may limit our ability to achieve profitability.

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

         The Company's competition includes any company that manufactures photographic paper such as Hewlett-Packard, Kodak, Cannon and others companies within the digital photography industry. Currently our products compete in the home and home office and small business market segments. The Company's inability to compete effectively with these industry leaders and diversify into other market segments could cause the Company to curtail or cease its business operations.

         We are dependent on our founder and key employee.

         The success of the Company is dependent upon the continued availability of its founder, Patrick Planche. The unavailability of Patrick Planche or the Company's inability to attract and retain other key employees could severely affect the ability of the Company to carry on its current and proposed business activities. The Company has one key man life insurance policy on Mr. Planche's life, of which, one of the Company's creditors is the named beneficiary.

Item 2.   Properties

At December 31, 2006, the Company leased corporate office space at 8C Pleasant Street, South Natick, Massachusetts under an operating lease with an original lease term of eighteen (18) months which expired in August 2005, and which continues on a tenant-at-will basis, at a monthly rent of $2,041.67 or $24,500 per year, plus an additional amount equal to the increase in real estate taxes on such facilities above the base period.

The facilities are adequate for the Company's current use. However, the hiring of additional employees and/or the introduction of the Company's products to the market will cause the Company to need to look for replacement facilities adequate for the Company's anticipated expansion.

Item 3.   Legal Proceedings

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

Item 4.   Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's authorized capital stock consists of 245,000,000 shares of $0.001 par value common stock, of which 128,959,505 shares were issued and outstanding as of April 11, 2007, and 5,000,000 shares of $0.001 par value preferred stock, none of which were issued and outstanding.

Dividends
The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion is likely to limit the Company's ability to pay future cash dividends.

Market Information
The Company's common stock is currently quoted on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board under the symbol BRTE.OB. The following table lists the high and low sales prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                       2005                             2006
                          -----------------------------     -----------------------------
                              High             Low              High             Low
                          ------------     ------------     ------------     ------------
     First quarter         $    0.240       $    0.110       $    0.100       $    0.040
     Second quarter             0.230            0.080            0.100            0.045
     Third quarter              0.140            0.070            0.100            0.030
     Fourth quarter             0.130            0.030            0.080            0.038

Holders
There were approximately 745 holders of record of the Company's common stock as of April 11, 2007. On April 11, 2007, the reported last sale price of the common stock on the OTC.BB was $0.045 per share.

Sales of Unregistered Securities
The following securities were sold by the Company during the period January 1, 2006 through April 11, 2007 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

In 2005, the Company granted non-qualified options at an exercise price of $0.12 per share to purchase 12,000,000 shares of common stock to Patrick Planche, the Company's President and Chief Executive Officer, together with two additional non-qualified options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's common stock, each at an exercise price of $0.12 per share. The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.12 per share to Francois Planche, a shareholder and former director of the Company and brother of the Company's president. In addition, in 2005, the Company granted a non-qualified option to a former consultant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options. On September 25, 2006, at a special meeting of the Company stockholders, the stockholders approved an increase in the amount of the Company's authorized shares of common stock from 100 million to 245 million. Accordingly, the Company recognized $1,600,000 of stock based compensation in 2006. See NOTE 11 - CAPITAL STOCK - Stock Options of the Company's audited financial statements.

On January 27, 2006 and May 12, 2006, the Company entered into agreements with Francois Planche, a former director of the Company, a stockholder and the brother of the Company's president, pursuant to which the Company redeemed 404,168 shares of common stock owned of record by Mr. Planche, in order to allow the Company to issue shares of common stock to investors that held subscriptions for shares of common stock which could not be issued because the Company had issued the maximum number of shares of common stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche received no consideration for the redemption of his securities. On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock the Company can issue, from 100 million to 245 million. As a result of the increase, these 404,168 shares, in addition to 583,334 shares redeemed by the Company in 2005, were reissued to Mr. Planche on December 29, 2006 for no additional consideration.

On November 15, 2006, the Company issued 650,000 shares of common stock, valued at $45,500, to Socol SA in connection with debt settlement agreement dated September 30, 2002.

On November 15, 2006, the Company issued 1,140,000 shares of common stock, valued at $262,500, to Schwartz Communications in connection with the payment for consulting services rendered to the Company during 2003, 2004 and 2005.

On December 29, 2006, the Company issued 100,000 shares of common stock to European Luminescent Technology b.v., valued at $20,000, in connection with a forgiveness of debt agreement dated April 20, 2005.

On December 29, 2006, the Company issued 3,335,000 shares of common stock to the Jeffrey Stern Revocable Trust, valued at $375,000, in connection with the exercise of a stock warrant on April 28, 2005.

On December 29, 2006, the Company issued 1,000,000 shares of common stock to Louis Kronfeld in connection with a $35,000 sign-on bonus upon becoming an employee and $40,000 of prior consulting fees owed by the Company.

On December 29, 2006, the Company reissued 17,332,267 shares of common stock to Patrick Planche, the Company's president and a stockholder, Francois Planche, a former director of the Company and a stockholder, and David Geffen, a director and stockholder, in connection with various redemption agreements entered into in 2004, 2005 and 2006.

On March 30, 2007, the Company issued 4,000,000 shares of common stock to Cornell Capital Partners, LP, valued at $164,000, in payment of a commitment fee in connection with the SEDA entered into on March 30, 2007.

On March 30, 2007, the Company issued 243,902 shares of common stock to Newbridge Securities Corporation, valued at $10,000, in payment of placement agent fees in connection with the SEDA dated March 30, 2007.

On March 30, 2007, the Company issued 16,668 shares of common stock to John Francis, valued at $2,000, for fees incurred in connection with marketing and website development consulting services.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview:
Brightec develops and markets luminescent films incorporating luminescent or phosphorescent pigments. These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company manufactures through third-party manufacturers, markets and sells graphic quality printable luminescent films (the "Luminescent Product"). These films are based on the Company's proprietary and patented technology that enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company expects to offer its products in sheets and rolls.

Going Concern Consideration:
The Company has a working capital deficit of approximately $830,000 and an accumulated deficit of $13,100,000 at December 31, 2006, and recurring net losses since inception. The future viability of the Company is dependent upon the Company's ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

On March 30, 2007 (the "Closing Date"), the Company entered into a SEDA with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its $0.001 par value common stock (the "Common Stock") for a total purchase price of up to ten million dollars ($10,000,000). For each share of Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to five thousand dollars ($5,000) and issued four million (4,000,000) shares of Common Stock ("Commitment Shares") to Cornell as a commitment fee, of which two million (2,000,000) Commitment Shares will have demand registration rights and two million (2,000,000) Commitment Shares will have "piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. The Company has paid to Yorkville Advisors, LLC ("Yorkville") a structuring fee equal to fifteen thousand dollars ($15,000) on the Closing Date and shall pay five hundred dollars ($500) to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the Company and Cornell and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than three hundred thousand dollars ($300,000).

The Company also entered into that certain Placement Agent Agreement (the "PAA"), dated as of the Closing Date, by and between the Company and Newbridge Securities Corporation ("Newbridge") pursuant to which the Company engaged Newbridge to act as it exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, the Company issued to Newbridge two hundred forty-three thousand nine hundred two (243,902) shares (the "Placement Agent Shares") of the Company's common stock. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

In addition, the Company's president has advanced $225,000 through April 14, 2007. See NOTE 3 - RELATED PARTY TRANSACTIONS of the Company's audited financial statements.

Critical Accounting Policies:
This section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" addresses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires management to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. The Company believes that the following accounting policies are critical to the preparation of the Company's consolidated financial statements and other financial disclosure. The following is not intended to be a comprehensive list of all of the Company's significant accounting policies, which are more fully described in NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Company's audited financial statements.

Revenue Recognition
The Company generally recognizes revenue upon product shipment or when title passes and when collection is probable.

Accounts and Notes Receivable
Accounts receivable an note receivable are recorded net of an allowance for doubtful accounts based upon management's analysis of the collectibility of the balance.

Inventory
Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and the value of the inventory is adjusted for estimated obsolescence.

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

Income Taxes
Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

Stock Option Plans
The Company accounts for stock option awards granted to officers, directors and employees (collectively "employees") under the recognition and measurement principles of SFAS No. 123(R) - Share Based Payment, effective January 1, 2006, utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues
Total revenue for the Company decreased 91% or $120,274 in 2006 to $12,184 from total revenue in 2005 of $132,458. The decrease in revenue was due to the inability of the Company to market its products for commercial sale. In 2006, the Company made one commercial sale of the Company's luminescent product, which was sold as a promotional piece to NASA's primary industry partner in human space operations. The piece was a postcard sent to attendees of SpaceOps 2006, an international conference of space operators held in Rome in June 2006, as an invitation to visit the vendor's trade show booth, whereas in 2005, the Company sold its products to a major poster board and inkjet paper distributor that introduced as "Glow-in-the-Dark Sign Kit" to a major office superstore retail chain and two Brightec Inkjet Paper packs to a computer retailer.

Throughout 2006, the Company continued to focus on improving its cost structure; in particular as it relates to the professional graphics industry, in order for the Company to be competitive once the product launch occurs. The Company wants to be in a position to introduce a wide range of products for that industry market segment rather than introduce products as they become ready to be introduced to the marketplace. It was anticipated that the Company would introduce its product line late in the fourth quarter of 2006, however, due to a technical complication, the Company had to postpone the product launch. It is now anticipated that the introduction of the product to the market will take place by the third quarter of 2007.

Gross Profit
In 2006, the Company's gross profit decreased 71% or $18,237 to $6,507 from $24,744 in 2005. The decrease in the Company's gross profit was due to the decrease in revenue previously discussed.

Research and Development Expenses
In 2006, total research and development expenses decreased by 6% or $7,054 to $112,164 from total research and development expenses in 2005 of $119,218. The decrease in research and development expenses was primarily due to a decrease in the number of manufacturing trial runs and the use of fewer supplies related to the efforts of reducing the manufacturing cost of the Company's luminescent films. The decrease was offset by increases in shipping and retooling costs related to experimenting with different manufacturing processes. The research and development expenses in 2005 were related primarily to consultant fees, qualifying raw materials and efforts related to reducing manufacturing and raw materials costs.

Selling and Marketing Expenses
Selling and marketing expenses consist of payroll, costs to maintain our website, travel and fees paid in connection with promotional activities, press releases and shareholder communications. In 2006, total selling and marketing expenses increased by 12% or $6,297 to $57,030 in 2006 from total selling and marketing expenses in 2005 of $50,733. Selling and marketing expenses in 2005 included $30,000 of non-cash charges incurred in 2005 relating to commitments to issue and issuances of shares of the Company's common stock in exchange for public relation and corporate branding consulting services. This decrease was offset by increased payroll costs of $37,500 relating to the hiring of a former consultant as an employee.

General and Administrative
In 2006, total general and administrative expenses increased by 1% or $5,780 to $570,509 from total general and administrative expenses in 2005 of $564,729. General and administrative expenses consist primarily of the compensation of the executive officer, rent, consultants and legal and accounting costs. This increase was primarily related to increases in professional fees and printing costs incurred relating to the amending and restating of the Company's Annual Reports on Form 10-KSB for 2004 and 2005 and its 10-QSB for the quarterly periods ending in 2005 and the first quarter of 2006. General and administrative expenses in 2006 also include the amortization of deferred financing costs relating to the line of credit agreement entered into by the Company (see NOTE 6
- LINE OF CREDIT of the Company's audited financial statements). The increases were offset by decreases in other professional fees incurred relating to the hiring of a former consultant to assist in leading the Company's selling and marketing efforts.

Stock Based Compensation
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

On January 1, 2006, the Company adopted SFAS 123(R) - Share Based Payment, which requires the Company to recognize the value of all share based payments to employees as a compensation cost.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of shares of authorized stock the Company can issue to 245 million shares. As a result, the previously issued options were deemed granted and in the third quarter of 2006, the Company recognized stock based compensation of $1,600,000. See NOTE 11 - CAPITAL STOCK - Stock Options of the Company's audited financial statements.

Interest Income
For 2006 and 2005, the Company earned $11,662 and $12,625 of interest income on a note receivable from the Company's president. Interest is calculated quarterly at 5.05% and is due annually.

Financing Costs
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See NOTE 8 - WARRANT LIABILITY and NOTE 9 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED of the Company's audited financial statements.

There were no such costs incurred during 2006.

Gain on Value of Derivative Liabilities
Gain on value of derivative liabilities of $72,941 and $62,410 in 2006 and 2005, respectively, related to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 8 - WARRANT LIABILITY of the Company's audited financial statements.

Interest Expense
On June 8, 2006, the Company entered into a $750,000 Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP with a stated interest rate of 20% per year, calculated and due quarterly. For 2006, the Company incurred $56,750 of interest expense in connection with the Loan Agreement. See a further discussion in NOTE 6 - LINE OF CREDIT of the Company's audited financial statements and Liquidity and Capital Resources as of December 31, 2006, later in this section.

Interest expense incurred on amounts due to related parties was $2,765 and $8,581 in the years ended December 31, 2006 and 2005, respectively. The decrease in interest expense is due primarily to the reduction in the Company's borrowings from such related parties.

Income Taxes
The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Liquidity and Capital Resources as of December 31, 2006
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company's common stock and debt securities. The Company has raised, from inception through December 31, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.9 million. The Company's net working capital deficit at December 31, 2006 was $829,695 compared to a deficit of $4,150,075 at December 31, 2005.

Cash and cash equivalents increased to $51,836 at December 31, 2006 from $2,445 at December 31, 2005.

Net cash used for operating activities for the year ended December 31, 2006 was $863,860. The primary reason for the decrease was to fund the loss for the year.

Net cash provided from investing activities for the year ended December 31, 2006 amounted to $301,000 and represented repayments of the related party note and interest receivable.

Net cash provided by financing activities for the year ended December 31, 2006 was $609,528. The net cash provided was primarily the result of cash received of $120,000 from the sale and subscription of common stock and the exercise of warrants, borrowings of $650,000 under the Company's line of credit less the repayment of advances made by the Company's president and other stockholders of $122,972 and the payment of financing costs related to the line of credit of $37,500.

Ability to Continue as a Going Concern
At December 31, 2006, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of approximately $13,100,000. At December 31, 2006, the Company's current liabilities exceed its current assets by approximately $830,000. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or by raising additional debt or equity securities as described below. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. On March 30, 2007, the Company entered into a SEDA with Cornell pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its $0.001 par value common stock for a total purchase price of up to $10 million dollars. See NOTE 13 - SUBSEQUENT EVENTS of the Company's audited financial statements. In addition, the Company's president has advanced monies totaling $225,000 through April 14, 2007. See NOTE 3 - RELATED PARTY TRANSACTIONS of the Company's audited financial statements.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company's operations through the 2007 calendar year.

Credit Availability
As of December 31, 2006, the Company has a $ 750,000 line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust, of which $100,000 is unused. See NOTE 6 - LINE OF CREDIT of the Company's audited financial statements, for a discussion of the major terms of the agreement.

To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2006 was $650,000. A default by us under the Loan Agreement would enable the holders to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations. At December 31, 2006, we were not in compliance with the terms of the Loan Agreement with Ross/Fialkow as we did not file a registration statement on Form S-1 by December 31, 2006 as required. On March 15, 2007, the Loan Agreement was amended such that the date a registration statement was required to be filed was extended to July 15, 2007.

The Company had no line-of-credit facilities as of December 31, 2005.

Commitments
The Company had no material capital expenditure commitments as of December 31, 2006.

Effects of Inflation
Management believes that financial results have not been significantly impacted by inflation and price changes.

Item 7.  Financial Statements

The Company's financial statements, and the reports of its independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. and its former independent registered public accounting firm, Carlin, Charron & Rosen, LLP, referred to in the accompanying Index to Financial Statements, are attached to this Form 10-KSB commencing on page F-2.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8a.  Controls and Procedures

During the last seven years, the Company has not had an accounting department, but instead has relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of its financial statements. The Company has received a letter from its independent public accountants indicating that the Company has material weaknesses with respect to
(1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's Board of Directors and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company's management agrees with the assessment of the Company's independent public accountants and will develop a plan to address these material weaknesses when it is able to raise additional financing to continue its operations.

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

During the calendar years ended December 31, 2006 and 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our current independent registered accountants with respect to our audited financial statements for the calendar year ended December 31, 2005. As a result, the figures for the year ended December 31, 2005, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system during 2006, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is management's intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

Item 8b.  Other Information

Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

Directors, Executive Officers, Promoters and Control Persons of the Company During the fiscal years ended December 31, 2006 and 2005, Patrick Planche was the Company's sole executive officer.

The positions held by each Director and executive officer of the Company as of April 11, 2007 are stated below:

Name                       Age                 Position with the Company
----                       ---                 -------------------------

Patrick Planche            43                  President, Chief Executive
                                               Officer, Treasurer and Director

David Geffen               52                  Director

Jeffrey Stern              51                  Shareholder

Patrick Planche has been president, chief executive officer, and a director of the Company since August 1998. He is the president, director and co-founder of the Company's wholly owned subsidiary, Brightec SA, which was organized in 1992 and is the legal owner of the patents and trademarks used by the Company in connection with its business.

David J. Geffen was elected as a director of the Company effective April 28, 2005. During the last five years, Mr. Geffen has been the president and owner of Geffen Construction, Inc., a privately owned residential construction contracting company.

Jeffrey Stern is a shareholder of the Company and an attorney. He has assisted the Company in resolving various situations between the Company and its vendors. He has also been instrumental in attracting new investors in the Company.

The Company's by-laws provide that all directors are elected each year at the annual meeting of stockholders. The Company's by-laws also provide that all officers are elected at the first meeting of the Board of Directors following the annual meeting of stockholders and hold office for one year. The Company's last annual meeting of stockholders took place on September 25, 2006. Mr. Planche and Mr. Geffen were re-elected for an additional one-year term.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Solely based on the Company's review of the copies of the forms received by it during the fiscal years ended December 31, 2006 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics Policy
As of December 31, 2006, the Company had yet to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Beginning in the second quarter of 2007, the Company initiated the process of examining its corporate governance and other policies and procedures that will relate to a larger enterprise at such time as it is able to attract additional members to its Board of Directors. Upon completion such examination, the Company will adopt a code of ethics applicable to all directors, officers and employees. It is expected that the Company will adopt a code of ethics during 2007.

Committees
The Company's Board of Directors does not have a Compensation, Audit or Nominating Committee and the usual functions of such committees are currently performed by the Board of Directors. The directors have determined that at present, we do not have an audit committee financial expert. The directors believe that they are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

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

Annual Incentives - The Board historically has never approved or, thus far, even considered an executive incentive plan which would provide executive officers of the Company with the opportunity to earn specified percentages of their base salary based upon targeted financial goals or the achievement of individual objectives and a subjective assessment of the executive's performance. There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2006.

Compensation of the Chief Executive Officer - Mr. Patrick Planche's salary for fiscal year ended December 31, 2006 was determined by the Board based upon the Company's working capital limitations, and was not intended to reflect the Board's view of his value to the Company.

Item 10.  Executive Compensation

Director Compensation
The Company does not currently pay cash or other compensation to its directors.

Executive Compensation
The following table sets forth the aggregate cash compensation incurred by the Company with respect to the fiscal years ended December 31, 2006, 2005 and 2004 to the Chief Executive Officer (the "Named Executive Officer").

                                                                                   Option            All Other
                                          Year         Salary        Bonus         Awards(1)       Compensation(2)        Total
                                        ---------   ------------   ----------     -----------     -----------------   -------------
Patrick Planche, President
Chief Executive Officer                    2006     $    150,000    $     --       $ 960,000(3)      $    2,576        $ 1,112,576
     and Chief Financial Officer           2005          156,000          --              --              1,759            157,759
                                           2004          156,000          --              --                 --            156,000

-----------------------------
(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2) Related to interest payable on short-term cash advances made to the Company, paid in full during 2006.

(3) Mr. Planche received a stock option grant of 12,000,000 shares in April 2005 at an exercise price of $0.12 per share 100% of which were vested and exercisable as of September 25, 2006.

                                           OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                           Number of                 Number of           Equity Incentive Plan
                           Securities                Securities            Awards; Number of
                           Underlying                Underlying          Securities Underlying        Option           Option
                          Unexercised           Unexercised Options      Unexercised Unearned        Exercise        Expiration
                      Options Exercisable          Unexercisable                Options                Price            Date
                     ---------------------     ---------------------    ------------------------    -----------     ------------
Patrick Planche             12,000,000                       --                          --          $    0.12     April 28, 2015

Pension Benefits
We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation
We do not maintain any non-qualified defined contribution or deferred compensation plans.

Other
As of December 31, 2006 and 2005, a loan with a principal balance of $10,168 and $250,000, respectively, was due to the Company from Patrick Planche. This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the loan is due annually. No interest payments on such loan have been made by Mr. Planche to the Company as of December 31, 2005. The balance of the accrued interest was paid in full during 2006. Accordingly, net accrued interest receivable from Patrick Planche amounted to $0 and $50,331 as of December 31, 2006 and 2005, respectively.

Stock Options

1999 Stock Option Plan
The Company's 1999 stock option/stock issuance plan (the "1999 Plan") provided for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company's common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the years ended December 31, 2006 and 2005. Accordingly, the pro forma disclosures required by SFAS 123 for 2005 have not been presented. With the approval of the 2006 Stock Incentive Plan (described below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

2006 Stock Incentive Plan
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the "2006 Plan"). An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

Awards under the 2006 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the 2006 Plan, see the Company's Definitive Proxy Statement filed with the SEC on July 26, 2006. The Plan became effective on September 25, 2006.

In 2005, the Company also granted non-qualified options at an exercise price of $0.12 per share to purchase 12,000,000 shares of common stock to Patrick Planche, the Company's President and Chief Executive Officer, together with two additional non-qualified options to two Company employees to purchase an aggregate of 6,000,000 shares of the Company's common stock, each at an exercise price of $0.12 per share. The Company also granted a non-qualified option to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.12 per share to Francois Planche, a shareholder and former director of the Company and brother of the Company's president. In addition, in 2005, the Company granted a non-qualified option to a former consultant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

The following table sets forth information concerning stock option grants, approved by the Board of Directors, to the Named Executive Officer for the 2006 fiscal year.

The Company granted no stock appreciation rights ("SARs") to the Named Executive Officer during 2005.

                                          OPTION APPROVED IN LAST FISCAL YEAR

                                                                   Individual Grants
                                        ----------------------------------------------------------------------------

                                            Number of           % of Total
                                            Securities        Options Approved       Exercise Price
                                        Underlying Options      for Employees           Per Share         Expiration
              Name                           Approved           in Fiscal Year            Share              Date
-----------------------------------     ------------------    ----------------       --------------       ----------
Patrick Planche, President, Chief
     Executive Officer and Director         12,000,000             66 2/3%                $0.12          April 28, 2015

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

The following table sets forth certain information regarding the Company's common stock owned as of April 11, 2007 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company's common stock (ii) each of the Company's directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares of the common stock indicated.

Directors and Named Executive Officers(4)               Number of Shares Owned(5)            Percentage Ownership(5)
-----------------------------------------------    -----------------------------------    ------------------------------
Patrick Planche                                               16,183,750(6)                           11.84%
David J. Geffen                                               43,610,103(7)                           34.97%
All executive officer and directors as a
     group (2 persons)                                        59,793,853(8)                           43.74%(8)

Additional 5% Stockholders

Jeffrey A. Stern                                              12,935,000(9) (10)                       9.99%
James J. Galvin and Peggy Galvin                               8,857,145                               7.10%
Jose Canales la Rosa                                           7,573,500(11)                           6.07%
                                                   -----------------------------------
All executive officers, directors and 5%
     stockholders as a group                                  89,159,498(12)                          63.00%(12)


-----------------------------
(4) Unless otherwise indicated, the address of each person listed is c/o Brightec, Inc., 8C Pleasant Street, First Floor, South Natick, MA 01760

(5) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of April 11, 2007 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person.

(6) Represents (i) 4,183,750 shares of common stock and (ii) 12,000,000 shares of common stock issuable upon the exercise of options issued under the Company's 2006 Plan.

(7) The shares of common stock beneficially owed by Mr. Geffen include 3,000,000 shares of common stock owned of record by Geffen Construction Profit Sharing Plan, of which Mr. Geffen is the primary beneficiary.

(8) Includes 12,000,000 options issued under the Company's 2006 Plan.

(9) Includes 7,085,000 shares of common stock owned by the Jeffrey Stern Revocable Trust.

(10) Represents (i) 8,114,168 shares of common stock and (ii) 4,820,832 shares of common stock issuable upon the exercise of warrants.

(11) Includes 6,536,000 shares of common stock owned of record by Holding Canales b.v. Jose Canales la Rosa is the majority stockholder of Holding Canales b.v. and is deemed the beneficial owner of all shares owned of record by Holding Canales b.v. Mr. Canales la Rosa is also the beneficial owner of 937,500 shares of common stock owned of record by Luminescent Europe Technologies b.v., a Netherlands company. Mr. Canales la Rosa is a former director of the Company.

(12) Includes 12,000,000 options issued under the Company's 2006 Plan and 4,820,832 warrants.

Item 12.  Certain Relationships and Related Transactions

As of December 31, 2006 and 2005, a loan with a principal balance of $10,168 and $250,000 was due from Patrick Planche, the president, director and stockholder of the Company. This loan is due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the loan is due annually. No interest payments on such loan have been made by Mr. Planche to the Company as of December 31, 2005. As of December 31, 2006, the entire amount of interest receivable was paid. Accordingly, net accrued interest receivable from Mr. Planche of $0 and $50,331, respectively.

At December 31, 2006 and 2005, the Company owed Mr. Planche $0 and $114,472, respectively, in connection with advances made by Mr. Planche to the Company during such years. All such loans bore interest at the Internal Revenue Service short-term "Applicable Federal Rate," compounded monthly.

During fiscal 2006 and 2005, the Company recognized interest income on the note receivable, net of interest expense recognized on the short-term advances, of $9,086 and $10,867 respectively.

In fiscal years 2006 and 2005, David Geffen, a director and stockholder of the Company and its principal stockholder earned compensation in the amount of $7,333 and $56,667, respectively, for consulting services provided to the Company.

In December 2002, the Company borrowed $50,000 from David Geffen, a director and stockholder of the Company, under a convertible demand promissory note, which bore interest at 8% and was payable in full on demand within one year. The principal, if not paid within thirty days of when due, bore interest at the rate of 10%. The note was convertible into that number of shares of the Company's common stock determined by dividing the unpaid principal amount, together with all accrued but unpaid interest on the note at the conversion date, by $0.10, subject to certain adjustments. At December 31, 2004, $50,000 was outstanding under this note and accrued interest of $3,575 was due by the Company. In February 2005, the Company repaid the $50,000 principal of this note in full and all accrued interest on this note was paid in full to Mr. Geffen in March 2005.

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

On December 22, 2004, the Company entered into an agreement with Patrick Planche, the Company's president, pursuant to which the Company redeemed 77,620 shares of common stock owned of record by Mr. Planche, in order to allow the Company to issue shares of common stock to investors that held subscriptions for shares of common stock which could not be issued because the Company had issued the maximum number of shares of common stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of common stock, the Company agreed to issue 77,620 shares of common stock to Mr. Planche for no additional consideration. The shares were reissued to Mr. Planche on December 29, 2006.

On April 6, 2005 and on December 20, 2005, the Company entered into an agreement with David Geffen, a director of the Company and a stockholder, pursuant to which the Company redeemed an aggregate of 16,267,145 shares, of common stock owned of record by Mr. Geffen, in order to allow the Company to issue shares of common stock to investors that held subscriptions for shares of common stock which could not be issued because the Company had issued the maximum number of shares of common stock authorized under its Articles of Incorporation. Under the agreement, Mr. Geffen received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of common stock, the Company agreed to issue 16,267,145 shares of common stock to Mr. Geffen for no additional consideration. The shares were reissued on December 29, 2006.

On April 28, 2005, the Company issued a warrant to the Jeffrey A. Stern, a stockholder of the Company, to purchase 3,600,000 shares of common stock at an exercise price of $0.12 per share for an aggregate purchase price of $432,000, in exchange for the exercise by Mr. Stern of existing warrants to purchase 3,335,000 shares of common stock with an aggregate purchase price of $375,000. On August 22, 2005, Mr. Stern exercised warrants to purchase 583,334 shares of the Company's common stock for an aggregate purchase price of $70,000, or $0.12 per share. As of December 31, 2005, these shares remained unissued until the Company could increase the number of authorized shares of common stock it could issue. The stockholders approved the increase at a special stockholders meeting held on September 25, 2006. The outstanding shares were issued on December 29, 2006. As of December 31, 2006, warrants for the purchase of 3,016,000 shares of the Company's common stock remain outstanding and unexercised.

On August 23, 2005, January 27, 2006 and May 12, 2006, the Company entered into an agreement with Francois Planche, a stockholder, former director of the Company and brother of the Company's president, pursuant to which the Company redeemed an aggregate of 987,502 shares, of common stock owned of record by Mr. Planche, in order to allow the Company to issue shares of common stock to investors that held subscriptions for shares of common stock which could not be issued because the Company had issued the maximum number of shares of common stock authorized under its Articles of Incorporation. Under the agreement, Mr. Planche received no consideration for the redemption of his securities. Upon the amendment of the Company's Articles of Incorporation increasing its authorized but unissued shares of common stock, the Company agreed to issue 987,502 shares of common stock to Mr. Geffen for no additional consideration. The shares were reissued on December 29, 2006.

As of December 31, 2004, $166,491 was outstanding in connection with an agreement entered into in 2002 with Clairelyse Marini, the mother-in-law of the Company's President pursuant to which Mrs. Marini paid the Company's obligations to Credit Suisse in the amount of $121,914. This agreement provided for the repayment of 2,000 Swiss francs of principal each January 1 and July 1, together with accrued interest on the unpaid balance payable quarterly at the rate of 4.25% per annum. The Company recorded interest expense with respect to this obligation for 2005 of $4,596. This obligation was denominated in Swiss francs and at each balance sheet date the outstanding debt was translated to U.S. dollars and any required adjustment is recorded in the cumulative translation adjustment account within the equity section of the balance sheet. During the year ended December 31, 2005, the Company's president assumed personal liability for the repayment of this debt in exchange for the Company's agreement to pay the same amount to the Company's president and the agreement of the president's mother-in-law to release the Company from any requirement to repay this obligation, and, accordingly, the balance of the debt, translated into U.S. dollars at December 31, 2005, $149,880 has been included in the amount of "Advances from related parties" on the balance sheet of $114,472 at December 31, 2005.

In December 2005, Mr. Jeffrey Stern advanced the Company $8,500, on a non-interest bearing basis. The advance was repaid June 12, 2006.

Item 13.  Exhibits

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

              10.7 Lease dated March 1, 2004 by and between 6-8 Pleasant Street Realty Trust and Advanced Lumitech, Inc. for corporate office space in South Natick, MA (filed as Exhibit 10.7 to the Company's 2003 Form 10-KSB).

              10.8 Redemption agreement dated December 22, 2004, between Advanced Lumitech, Inc. and Patrick Planche for the redemption of 77,620 shares of common stock.

              10.9 Redemption agreement dated April 6, 2005, between Advanced Lumitech, Inc. and David Geffen for the redemption of 15,767,145 shares of common stock.

              10.10 Redmeption agreement dated August 23, 2005 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 583,334 shares of common stock.

              10.11 Redemption agreement dated December 21, 2005 between Advanced Lumitech, Inc. and David Geffen for the redemption of 500,000 shares of common stock.

              10.12 Redemption agreement dated January 27, 2006 between Advanced Lumitech, Inc. and Francios Planche for the redemption of 195,834 shares of common stock.

              10.13 Redemption agreement dated May 12, 2006 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 208,334 shares of common stock.

              10.14 March 15, 2007 Amendment and Allonge to Convertible Line of Credit Note dated June 8, 2006 from Birghtec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust.

              10.15 Standby Equity Distribution Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit
                               10.1 to the Company's Form 8-K filed on April 3,
                               2007).

              10.16 Placement Agent Agreement, dated March 30, 2007, by and between Brightec, Inc. and Newbridge Securities Corporation (filed as Exhibit 10.2 to the Company's Form 8-K filed on April 3, 2007).

              10.17 Registration Rights Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.3 to the Company's Form 8-K filed on April 3, 2007).

              10.18 Press Release (filed as Exhibit 10.4 to the Company's Form 8-K filed on April 3, 2007).

                21 List of Subsidiaries (filed as Exhibit 21 to the Company's 2003 Form 10-KSB).

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

The following is a description of the fees paid by the Company to its former independent registered public accounting firm, Carlin, Charron & Rosen, LLP ("CCR") and its current independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG") during the fiscal year ended December 31, 2006 and prior periods.

Audit Fees
The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for 2006 were $56,000.

The aggregate fees billed by CCR for professional services rendered for the audit of the Company's financial statements for year ended December 31, 2005 and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for 2005 totaled approximately $61,800. In addition, fees billed or billable, relating to the Company's amendment and restatement of its annual financial statements for the fiscal years ending December 31, 2004 and 2005 and for the review of the amended and restated financial statements included in the Company's Quarterly Reports on Forms 10-QSB for 2005 were $20,450.

Audit Related Fees
Fees billed by RMSBG for services relating to the Company's response to a comment letter issued by the SEC totaled $20,279 in 2006.

Tax Fees
There were no fees billed by RMSBG and CCR for tax services rendered during the fiscal years ended December 31, 2006 and 2005, respectively.

All Other Fees
There were no fees billed by RMSBG and CCR for other professional services rendered during the periods for fiscal years ended December 31, 2006 and 2005, respectively.

PRE-APPROVAL OF SERVICES

We do not have an audit committee. Our Board of Directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our Board of Directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the Board of Directors before the audit commences. The independent auditor also submits an audit services fee proposal, which also must be approved by the Board of Directors before the audit commences.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BRIGHTEC, INC.

Date:  April 16, 2007                     By: /s/ PATRICK PLANCHE
---------------------                         ----------------------------------
                                              Patrick Planche, President, Chief
                                              Executive Officer, Chief Financial
                                              Officer, Treasurer and Director

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


Signature                 Title                                   Date
---------                 -----                                   ----

/s/ PATRICK PLANCHE       President, Chief Executive Officer      April 16, 2007
----------------------    Treasurer and Director                  --------------
Patrick Planche           (Principal executive officer and principal
                          financial and accounting officer)

/s/ DAVID GEFFEN          Director                                April 16, 2007
----------------------                                            --------------
David Geffen

                                  EXHIBIT INDEX

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006



Exhibit
Number                           Description
------                           -----------


   31               Certification of Chief Executive and Financial
                    Officer pursuant to 18 U.S.C. Section 1850, as
                    Adopted Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002 (filed herewith).            E-1

   32               Certification of the Chief Executive and Financial
                    Officer Pursuant to Rule 13a-14(b) of the Exchange
                    Act and 18 U.S.C. Section 1850, as Adopted Pursuant
                    to Section 906 of the Sarbanes-Oxley Act of 2002
                    (filed herewith).                                       E-2

                          BRIGHTEC, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2006 AND 2005
                          AND FOR THE YEARS THEN ENDED


                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                 ------------
Reports of Independent Registered Public Accounting Firms                          F-2 - F-3
---------------------------------------------------------

Consolidated Balance Sheets                                                           F-4
---------------------------

Consolidated Statements of Operations                                                 F-5
-------------------------------------

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss            F-6 - F-7
-----------------------------------------------------------------------

Consolidated Statements of Cash Flows                                                 F-8
-------------------------------------

Notes to Consolidated Financial Statements                                        F-9 - F-23
------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Directors and Stockholders of Brightec, Inc.

We have audited the accompanying consolidated balance sheet of Brightec, Inc. and Subsidiary (the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations, changes in stockholders' deficit and cash flows of the Company for the year then ended were audited by other auditors whose report dated February 16, 2007 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, stockholders' deficiency and working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 14, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Advanced Lumitech, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Lumitech, Inc. and subsidiary (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Lumitech, Inc. and subsidiary as of December 31, 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company restated its 2005 consolidated financial statements to reflect corrections for (a) the accounting for the redemption of common stock; (b) the classification of subscriptions received for the purchase of the Company's common stock; (c) the revaluation of certain stock options; (d) the accounting for stock warrants; (e) the recording of financing costs; and (f) the classification of the liability for shares to be issued. These changes resulted in an increase of $30,415 to the net loss for the year ended December 31, 2005 and an increase of $3,181,320 to total stockholders' deficit as of December 31, 2005.

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

/s/ Carlin, Charron & Rosen, LLP

Westborough, Massachusetts
February 16, 2007

                          BRIGHTEC, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    December 31, 2006 and 2005 (As Restated)

                                                                      2006            2005
                                                                  ------------    ------------
                                                                                  (As Restated)
                                     ASSETS

Current assets
     Cash                                                         $     51,836    $      2,445
     Accounts receivable                                                    --           3,183
     Inventory                                                          98,590          58,105
     Prepaid expenses                                                   10,168           8,106
     Deferred financing expense                                         44,369              --
                                                                  ------------    ------------
                               TOTAL CURRENT ASSETS                    204,963          71,839
                                                                  ------------    ------------

Office and photographic equipment                                       23,511          23,511
Less accumulated depreciation                                          (23,511)        (23,511)
                                                                  ------------    ------------
                                                                            --              --
                                                                  ------------    ------------

Interest receivable from related party                                      --          50,331
Deposit                                                                  2,785              --
Note receivable from related party                                      10,993         250,000
                                                                  ------------    ------------
                                                                        13,778         300,331
                                                                  ------------    ------------

                                       TOTAL ASSETS               $    218,741    $    372,170
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                               $    650,000    $         --
     Accounts payable                                                   80,110         234,303
     Accrued liabilities (including related party amounts of $0
          and $36,667 for 2006 and 2005, respectively                  304,548         280,319
     Advances due to related parties                                        --         122,972
     Liability for shares to be issued                                      --         403,000
     Warrant liability                                                      --         252,135
     Liability for stock subscriptions received                             --         375,000
     Liability to shareholders for shares redeemed                          --       2,554,185
                                                                  ------------    ------------
                          TOTAL CURRENT LIABILITIES                  1,034,658       4,221,914
                                                                  ------------    ------------

Stockholders' deficit
     Preferred stock                                                        --              --
     Common stock                                                      124,699         100,000
     Additional paid-in capital                                     11,923,687       6,627,022
     Accumulated deficit                                           (13,063,247)    (10,772,987)
     Accumulated other comprehensive income                            198,944         196,221
                                                                  ------------    ------------
                        TOTAL STOCKHOLDERS' DEFICIT                   (815,917)     (3,849,744)
                                                                  ------------    ------------

                              TOTAL LIABILITIES AND
                              STOCKHOLDERS' DEFICIT               $    218,741    $    372,170
                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Years Ended December 31, 2006 and 2005 (As Restated)

                                                                2006             2005
                                                           -------------    -------------
                                                                            (As Restated)
Sales                                                      $      12,184    $     132,458

Cost of sales                                                      5,677          107,714
                                                           -------------    -------------

Gross profit                                                       6,507           24,744
                                                           -------------    -------------

Operating expenses
     Research and development                                    112,164          119,218
     Selling and marketing                                        57,030           50,733
     General and administrative (including related party
          consulting fees of $7,333 and $56,667 for 2006
          and 2005, respectively)                                570,509          564,729
     Stock based compensation                                  1,600,000               --
                                                           -------------    -------------
                                                               2,339,703          734,680
                                                           -------------    -------------

Operating loss                                                (2,333,196)        (709,936)
                                                           -------------    -------------

Other Income (Expense)
     Interest income - related party                              11,662           12,625
     Financing costs                                                  --          (92,825)
     Gain on value of derivative liabilities                      72,941           62,410
     Interest expense (including related party interest
          of $2,576 and $8,581 for 2006 and 2005,
          respectively)                                          (59,326)          (8,581)
     Other                                                        17,659          (37,461)
                                                           -------------    -------------
                                                                  42,936          (63,832)
                                                           -------------    -------------

Net loss                                                      (2,290,260)        (773,768)

Accumulated deficit - beginning                              (10,772,987)      (9,999,219)
                                                           -------------    -------------

Accumulated deficit - ending                               $ (13,063,247)   $ (10,772,987)
                                                           =============    =============

Basic and diluted net loss per share                       $       (0.02)   $       (0.01)
                                                           =============    =============

Weighted average number of shares used in
computation of basic and diluted net loss per share          100,351,117      100,000,000
                                                           =============    =============

   The accompanying notes are an integral part of these financial statements.

                                                    BRIGHTEC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                    For the Years Ended December 31, 2006 and 2005 (As Restated)


                                                 Common Stock                                             Other
                                          ---------------------------                   Accumulated    Comprehensive
                                             Shares       Par Value         APIC          Deficit         Income          Total
                                          ------------   ------------   ------------    ------------    ------------   ------------
Balance, December 31, 2004                 100,000,000   $    100,000   $  7,808,732    $ (9,999,219)   $    143,465   $ (1,947,022)

Redemption of shares from stockholders              --             --     (2,540,990)             --              --     (2,540,990)

Issuance of stock in connection with
   subscriptions for 15,310,479 shares
   of common stock                                  --             --      1,392,000              --              --      1,392,000

Issuance of stock for various services              --             --        189,000              --              --        189,000

Issuance of private placement stock
   warrants                                         --             --       (550,166)             --              --       (550,166)

Exercise of private placement stock
   warrants                                         --             --        235,621              --              --        235,621

Exchange of warrants                                --             --         92,825              --              --         92,825

Net loss for the year                               --             --             --        (773,768)             --       (773,768)

Foreign currency translation adjustment             --             --             --              --          52,756         52,756
                                                                                                                       ------------

Comprehensive loss                                  --             --             --              --              --       (721,012)
                                          ------------   ------------   ------------    ------------    ------------   ------------

Balance, December 31, 2005                 100,000,000   $    100,000   $  6,627,022    $(10,772,987)   $    196,221   $ (3,849,744)
                                          ============   ============   ============    ============    ============   ============

                                                                                                                         Continued -

   The accompanying notes are an integral part of these financial statements.

                                                    BRIGHTEC, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS - CONTINUED
                                    For the Years Ended December 31, 2006 and 2005 (As Restated)

                                                 Common Stock                                             Other
                                          ---------------------------                   Accumulated    Comprehensive
                                             Shares       Par Value         APIC          Deficit         Income          Total
                                          ------------   ------------   ------------    ------------    ------------   ------------
Recognition of value of employee
     stock options previously issued                --             --      1,600,000              --              --      1,600,000

Issuance of private placement stock
     warrants                                       --             --       (193,176)             --              --       (193,176)

Exercise of private placement stock
     warrants                                       --             --          5,472              --              --          5,472

Reclassification of warrant liability
     due to increase in authorized
     shares                                         --             --        435,882              --              --        435,882

Redemption of shares from stockholders              --             --        (26,208)             --              --        (26,208)

Issuance of stock in connection with
     subscriptions for shares of
     common stock                            4,126,668          4,127        490,873              --              --        495,000

Issuance of stock in connection with
    services rendered by vendors             3,240,000          3,240        420,760              --              --        424,000

Reissuance of stock in connection
     with stockholder redemptions           17,332,267         17,332      2,563,062              --              --      2,580,394

Net loss                                            --             --             --      (2,290,260)             --     (2,290,260)

Foreign currency translation
     adjustment                                     --             --             --              --           2,723          2,723
                                                                                                                       ------------

Comprehensive loss                                  --             --             --              --              --     (2,287,537)
                                          ------------   ------------   ------------    ------------    ------------   ------------

Balance, December 31, 2006                 124,698,935   $    124,699   $ 11,923,687    $(13,063,247)   $    198,944   $   (815,917)
                                          ============   ============   ============    ============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Years Ended December 31, 2006 and 2005 (As Restated)

                                                                    2006            2005
                                                                ------------    ------------
                                                                               (As Restated)
Cash flows from operating activities

Net loss                                                        $ (2,290,260)   $   (773,768)
Adjustments to reconcile net loss to net cash used for
    operating activities:
          Accrued interest on note receivable - related party        (11,662)        (11,581)
          Foreign exchange loss                                           --         (13,182)
          Gain on value of derivative liabilities                    (72,941)        (62,410)
          Financing costs                                                 --          92,825
          Amortization of deferred financing costs                    62,116              --
          Stock based employee compensation                        1,600,000              --
          Stock based general and administrative transactions         21,000          65,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                          3,183          (3,183)
          Inventory                                                  (40,485)        (26,757)
          Prepaid expenses                                            (2,062)         (8,106)
          Deposits                                                    (2,785)             --
     Increase (decrease) in:
          Accounts payable                                          (154,193)        (95,500)
          Accrued liabilities                                         24,229          77,100
                                                                ------------    ------------
                       Net cash used for operating activities       (863,860)       (759,562)
                                                                ------------    ------------

Cash flows from investing activities
     Repayment of related party note and interest receivable         301,000              --
                                                                ------------    ------------

Cash flows from financing activities
     Advances from line of credit                                    650,000              --
     Principal payments on long-term debt                                 --          (3,430)
     Principal payments on note payable - related party                   --        (100,000)
     Repayment of advances from related party                       (122,972)       (108,629)
     Payment of deferred financing costs                             (37,500)             --
     Cash received for sale of common stock, exercise of
          warrants and stock subscribed                              120,000         917,000
                                                                ------------    ------------
                    Net cash provided by financing activities        609,528         704,941
                                                                ------------    ------------

Effects of changes in foreign exchange rates                           2,723          52,756
                                                                ------------    ------------

                    Net increase in cash                              49,391          (1,865)

Cash - beginning                                                       2,445           4,310
                                                                ------------    ------------

Cash - ending                                                   $     51,836    $      2,445
                                                                ============    ============

Supplemental disclosures of cash flows information

     Cash paid during the year for interest                     $     48,132    $     13,412
                                                                ============    ============

See NOTE 16 for supplemental non-cash activities.

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 1 - NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS

Brightec, Inc. (formerly Advanced Lumitech, Inc.) ("Brightec" or the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and remit visible light producing a "glow" which accounts for the terminology "glow in the dark." The Company's Luminescent Product is sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company's ability to continue as a going concern has been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $13.1 million through December 31, 2006 and has a working capital deficit of approximately $830,000 at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively produce and market Brightec's products at competitive prices, to establish profitable operations and to generate positive operating cash flows. On March 30, 2007, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its $0.001 par value common stock, for a total purchase price of up to $10 million dollars. See NOTE 15 - SUBSEQUENT EVENTS. In addition, the Company's president has advanced $225,000 through April 14, 2007. See NOTE 3 - RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company's operations through the 2007 calendar year.

Restatement of 2005 Consolidated Financial Statements
On March 3, 2007, the Company restated its Annual Report on Form 10-KSB for the period December 31, 2005 for the following matters:

A. Subsequent to the original issuance of the Company's December 31, 2004 consolidated financial statements, and based upon a further evaluation of the factors utilized in determining the accounting and presentation of a December 2004 redemption of certain stockholder's common stock to permit the Company to issue a like number of shares to other investors that held subscriptions for shares of common stock, the Company determined that the redemption, and subsequent redemptions, should have been recognized as liabilities; not as components of stockholders' deficit. As a result, in 2004, the Company recognized the liability of $13,195 and reduced additional paid-in capital by $13,195. During 2005, the Company redeemed an additional 16,850,479 shares initially valued at $2,540,990. The Company recognized the liability of $2,540,990 and reduced additional paid-in capital by $2,540,990. See NOTE 10 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED.

B. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $375,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See NOTE 9 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED.

C. The Company revalued certain options issued in 2004 to a former consultant in satisfaction of claims made against the Company. The Company has now determined that the measurement date and volatility factor used to value the options

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 1 - NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS - continued

Restatement of 2005 Consolidated Financial Statements - continued under the Black/Scholes method were incorrect. In 2004, the revaluation resulted in an increase in additional paid-in capital of $90,524 and an increase in non-cash consulting expense of $90,524. In 2005, the revaluation resulted in an increase in the amount of additional paid-in capital and accumulated deficit of $90,524.

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

F. The Company determined that the liability for shares to be issued to various vendors and creditors was improperly classified as a long-term liability and should have been classified as short-term. The liability represents amounts due to vendors for their respective services used in the ordinary course of business and such vendors could demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2004. See NOTE 7 - LIABILITY FOR SHARES TO BE ISSUED.

The result of these restatements was to increase the net loss of the Company for the year ended December 31, 2005 by $30,415 (less than $0.01 per share) and to increase stockholders' deficit at December 31, 2005 by $3,181,320.

Corporate Name and Trading Symbol Change
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved changing the name of the Company from Advanced Lumitech, Inc., to Brightec, Inc. In addition, effective November 13, 2006, the Company's stock trading symbol changed from "ADLU" to "BRTE."

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy
The accompanying consolidated financial statements include the accounts of Brightec, Inc. and its wholly owned subsidiary, Brightec SA. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies at the date of the financial statements. Actual results could differ from those estimates.

Accounts and Note Receivable
Accounts receivable and note receivable are recorded net of allowances for doubtful accounts based on management's analysis of the collectibility of the balance. At December 31, 2006 and 2005, management believes no allowance is necessary.

Inventory
Inventory is stated at the lower of cost or market value. Cost is determined using the first-in, first-out method and the value of the inventory is adjusted for estimated obsolescence. At December 31, 2006, inventory consists of approximately

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory - continued
$18,200 of raw materials, $54,600 of work in process and $25,800 of finished goods. At December 31, 2005, inventory consists of approximately $20,500 of raw materials, $36,000 of work in process and $1,600 of finished goods.

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

In both 2006 and 2005, a limited number of customers accounted for all of the Company's revenues. The Company performs ongoing credit evaluations of its customers and generally does not require advance payments or collateral.

Financial Instruments
The Company's financial instruments consist of cash, accounts receivable, note and interest receivable and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2006 and 2005. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any derivative or other financial instruments.

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

Comprehensive Income (Loss)
Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). An analysis of changes in the components of accumulated other comprehensive income is presented in NOTE 12 - OTHER COMPREHENSIVE INCOME.

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

Recent Accounting Pronouncements
In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements: (1) a brief description of the provisions of this Statement; (2) the date that adoption is required and (3) the date the employer plans to adopt the recognition provisions of this Statement, if earlier. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently analyzing the potential impact of adoption of SFAS No. 159 to its consolidated financial statements.

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

                                                December 31, 2006   December 31, 2005
                                                -----------------   -----------------
Warrants (weighted average)                             6,083,680           2,226,803
                                                =================   =================
Convertible line of credit (weighted average)           2,423,516                  --
                                                =================   =================
Stock options (weighted average)                       10,277,979           4,921,244
                                                =================   =================

Stock Option Plans
The Company accounts for stock option awards granted to officers, directors and employees under the recognition and measurement principles of SFAS No. 123(R), Share Based Payment, effective January 1, 2006, utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

Prior to January 1, 2006, the Company accounted for stock based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. See NOTE 11 - CAPITAL STOCK - Stock Options.

Foreign Operations
There were no revenues generated from operating assets in the Company's foreign operations. Operating expenses include foreign expenses of approximately $47,600 and $36,700 in 2006 and 2005, respectively.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Receivable Due from Related Party and Advances Due to Related Parties
As of December 31, 2006 and 2005, a note was receivable from the Company's president, who is also a director and stockholder. This loan is due not later than December 31, 2011, bears interest at 5.05% and is full-recourse. Interest on the loan is accrued quarterly and due annually. As of December 31, 2006 and 2005, interest receivable amounted to $0 and $50,331, respectively. As of December 31, 2006 and 2005, the note receivable balance was $10,993 and $250,000 respectively. The Company recognized interest income of $11,662 and $12,625 in the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, the Company owed the president $0 and $114,472, respectively, in connection with loans made by him to the Company during 2006 and 2005. All such loans bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.86% and 4.25% at December 31, 2006 and 2005, respectively). Interest expense incurred amounted to $2,576 and $1,759, respectively.

Through April 14, 2007, the Company's president had made loans to the Company in the amount of $225,000 under the same terms previously described.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable. During the year ended December 31, 2006, all current and accrued interest on the note receivable was paid in full.

In addition to the amounts described above, certain stockholders and related parties made unsecured, non-interest bearing cash advances to the Company, without specific repayment terms. As of December 31, 2005, one stockholder made a cash advance of $8,500. During the year ended December 31, 2006, other stockholders and related parties made cash advances of $83,700. As of December 31, 2006, the entire amount of outstanding cash advances due to these shareholders and related parties was paid in full. Interest expense on these loans amounted to $0 and $6,822 for the years ended December 31, 2006 and 2005, respectively.

Transactions with Affiliated Companies and Persons
In 2006 and 2005, Company incurred consulting fees in the amount of $7,333 and $56,667, respectively, for consulting services provided by one of the Company's directors and stockholder. At December 31, 2006 and 2005, accrued expenses included $0 and $36,667, respectively, due to this individual.

Other
At December 31, 2004, $20,000 was owed to a Netherlands company, whose principal stockholder is a stockholder of the Company. The Company and the Netherlands company entered into an agreement in April 2005 to settle this obligation by the issuance of 100,000 shares of the Company's Common Stock, valued at $20,000, or $0.20 per share.

Other related party debt and liabilities are described in NOTES 5, 7 and 8. Redemption of related party shares is described in NOTE 10.

NOTE 4 - DEFERRED FINANCING EXPENSES

In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust ("Ross/Fialkow") (see
NOTE 11 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black/Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Loan and Security Agreement (twelve months). As of December 31, 2006, the balance of deferred financing expense consisted of the following:

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 4 - DEFERRED FINANCING EXPENSES - continued

                     Commitment fee                      $       37,500
                     Value of warrants issued                    68,985
                     Less:  accumulated amortization            (62,116)
                                                         --------------

                                                         $       44,369
                                                         ==============

NOTE 5 - ACCRUED LIABILITIES

At December 31, 2006 and 2005, accrued liabilities consist of the following:

                                                                 2006           2005
                                                             ------------   ------------
                                                                            (As Restated)
Executive officer compensation                               $    187,500   $    112,500
Professional fees                                                  42,464         97,639
Employee compensation                                              30,000         30,000
Payroll and other taxes                                            22,076          2,979
Consulting fees and other (including related party fees of
     $0 and $36,667 for 2006 and 2005, respectively                11,314         37,201
Interest                                                           11,194             --
                                                             ------------   ------------

                                                             $    304,548   $    280,319
                                                             ============   ============

NOTE 6 - LINE OF CREDIT

On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000. The significant terms of the agreement are as follows:

1.   Convertible note: Principal amount of $750,000
2. Due date: June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow. The due date was extended to July 15, 2007 (see discussion below).
3.   Interest rate: 20% per year.
4.   Interest payments dates: Due monthly commencing July 8, 2006.
5.   Commitment fee paid to Ross: $37,500.
6. Conversion right: The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment, at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (such shares, the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.
7. Warrant: A common stock purchase warrant (the "Warrant") has been issued to Ross/Fialkow to purchase up to 1,500,000 shares (the "Warrant Shares") of the Company's common stock at an exercise price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carry piggy-back registration rights.
8. Collateral and other security: All assets of the Company have been pledged, including the assets of the Company's wholly owned subsidiary, Brightec S.A., a Swiss corporation (the "Subsidiary"), and a pledge of the capital stock of the Subsidiary; the Subsidiary has fully guaranteed the payment and performance of the Agreement, the Convertible Note and the Warrant.
9. Representations and covenants: The Pledge and Security Agreement contains customary representations of the Company as borrower, including a prohibition on the payment of dividends or other distributions on the Company's common stock.
10. Registration of shares: The Company is required to file a registration statement on Form S-1 with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by December 31, 2006. The date was extended to July 15, 2007 (see discussion below).

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 6 - LINE OF CREDIT - continued

11. Events of Default: The Pledge and Security Agreement and the Convertible Note contain customary Events of Default which, if not waived by Ross/Fialkow, would entitle Ross/Fialkow to accelerate the due date of the Note. The Events of Default include, among other things, a change in the condition or affairs (financial or otherwise) of the Company which in the reasonable opinion of Ross/Fialkow, materially impairs Ross/Fialkow's security or materially increases Ross/Fialkow's risk.

At December 31, 2006, the Company was not in compliance with the terms of the agreement as it did not file a registration statement on form S-1 by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

     1. The due date of the agreement was extended to July 15, 2007.
     2. The date by which the Company was required to file a registration statement on Form S-1 was extended to July 15, 2007.

As of December 31, 2006, the outstanding balance of the line of credit was $650,000. Interest expense amounted to $56,750 for the year ended December 31, 2006.

NOTE 7 - LIABILITY FOR SHARES TO BE ISSUED

Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares were issued on December 29, 2006.

As of December 31, 2004, 3,210,000 shares with an aggregate value of $467,000 were committed but unissued.

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

On August 22, 2005, the Company agreed to issue 1,000,000 shares of common stock valued at $0.075 per share in exchange for consulting services valued at $75,000.

As a result of the above transactions, 2,890,000 shares with an aggregate value of $403,000 are committed but unissued as of December 31, 2005.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of the Company's common stock from 100 million shares to 245 million shares. As a result

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 7 - LIABILITY FOR SHARES TO BE ISSUED - continued

of the increase, on December 29, 2006, the Company issued all of the committed shares of common stock in satisfaction of agreements made to settle amounts due for services rendered and the settlement of debt.

As discussed in Note 1, the Company determined that the liability for shares to be issued to various vendors and creditors, as of December 31, 2005, was improperly classified as a long-term liability and should have been classified as short-term. The liability represented amounts due to vendors for their respective services used in the ordinary course of business and such vendors could have demand payment at any time. The reclassification had no effect on the net loss or stockholders' deficit as of and for the year ended December 31, 2005.

NOTE 8 - WARRANT LIABILITY

During 2005, warrants initially valued at $550,166 were issued and warrants valued at $235,621 were exercised. As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company was required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of December 31, 2005, the value of the remaining balance of outstanding warrants was $252,135. For the year ended December 31, 2005, the Company recognized a gain on derivative liabilities of $62,410.

The fair value of these warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of 4.08%; no dividend yield; an expected life of the options of 28 months; and a volatility factor of 319.3%.

During 2006, warrants initially valued at $262,160 were issued and warrants valued at $5,472 were exercised. The Company was required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. For the year ended December 31, 2006, the Company recognized a gain on derivative liabilities of $72,941.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. This resulted in the elimination of the requirement to classify the value of the warrants as a liability. From the date of the various issuances through September 25, 2006, the Company valued the warrants at the end of each reporting period. On September 25, 2006, the fair value of the warrants of $435,882 was reclassified to additional paid-in capital.

The fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.59% to 5.01%; no dividend yield; an expected life of the warrants, equal to the full term of the warrants, ranging from 6 months to 32 months; and a volatility factor of 154.8% to 178.0%.

NOTE 9 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED

Liability for stock subscribed represents amounts received for the purchase of the common stock for which the respective shares remain unissued as of December 31, 2005.

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

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 9 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED - continued

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

As a result of the above transactions in 2005, 3,335,000 shares of common stock with an aggregate purchase price of $375,000 were subscribed but remained unissued as of December 31, 2005.

On various dates during 2006, the Company received an additional $120,000 to purchase 1,000,002 shares of common stock.

On May 12, 2006, as a result of one of the Company's shareholders allowing the Company to redeem 208,334 shares his common stock on the same date, the Company issued 208,334 shares of common stock, with an aggregate purchase price of $25,000.

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

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. As a result, on December 29, 2006, the Company issued 4,335,002 with an aggregate purchase price of $470,000. As of December 31, 2006, there were no stock subscriptions for which shares remained unissued.

NOTE 10 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED

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

As of December 31, 2005, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,554,185.

On January 27, 2006 and May 12, 2006, the former director and shareholder of the Company agreed to allow the Company to redeem an aggregate of 404,168 shares of common stock valued at $26,208, in order to allow the Company to fulfill its obligations to certain investors holding subscriptions for the purchase of the Company's common stock.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. As a result, on December 29, 2006, the

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 10 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED - continued

Company issued 17,332,267 shares of common stock in satisfaction of its liability to its stockholders for shares redeemed of $2,580,393. As of December 31, 2006, there were no common stock redemptions for which shares remained unissued.

NOTE 11 - CAPITAL STOCK

Number of Shares of Common Stock Authorized
Under the Company's charter, 100,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2005. On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the increase in the Company's authorized common stock from 100 million to 245 million shares and to authorize 5,000,000 shares of $0.001 par value "blank check" preferred stock. As of December 31, 2006 and 2005, 124,698,935 and 100,000,000 shares of common stock, respectively, are issued and outstanding. As of December 31, 2005, the Company was committed to issue an additional 23,153,099 shares of its common stock which were issued on December 29, 2006. There are no shares of preferred stock issued and outstanding.

Preferred stock
As described above, the stockholders voted to authorize 5 million shares of "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

Issuances of Common Stock
On April 6, 2005, the following issuances of common stock occurred:

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

On May 12, 2006, 208,334 shares of common stock were issued to a stock subscriber, in connection with a stock subscription received on May 12, 2006.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 11 - CAPITAL STOCK - continued

On November 15, 2006, 1,790,000 shares of common stock were issued to various vendors and creditors in connection with various agreements entered into on various dates in 2003, 2004 and 2005, for the satisfaction of operating liabilities and debt.

On December 29, 2006, the following issuances of common stock occurred:

1,100,000 shares of common stock were issued to various vendors and creditors, in connection with various agreements entered into on various dates in 2003, 2004 and 2005, for the satisfaction of operating liabilities and debt.

4,126,668 shares of common stock were issued to various stock subscribes, in connection with various stock subscriptions received in 2005 and 2006.

17,332,267 shares of common stock were issued to various stockholders, officers, directors and former directors, in connection with various redemption agreements entered into during 2004, 2005 and 2006.

Stock Options

1999 Stock Option Plan
The Company's 1999 stock option/stock issuance plan (the 1999 Plan) provided for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company's common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the years ended December 31, 2006 and 2005. Accordingly, the pro forma disclosures required by SFAS 123R for 2005 have not been presented. With the approval of the 2006 Stock Incentive Plan (see below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

2006 Stock Incentive Plan
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the "2006 Plan"). An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

Awards under the 2006 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see the Company's Definitive Proxy Statement filed with the SEC on July 26, 2006. The 2006 Plan became effective on September 25, 2006.

Issuances of Stock Options
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

As previously discussed, on September 25, 2006, at a special meeting of the Company stockholders, the stockholders approved an increase in the amount of the Company's authorized shares of common stock from 100 million to 245 million. Since the required approval has been obtained from the stockholders, the Company has recognized $1,600,000 of stock based compensation for the year ended December 31, 2006. The fair value of these options was determined using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.19%; no dividend yield; an expected life of the options of 103 months; and a volatility factor of 352%.

On June 27, 2005, the Company's Board of Directors approved the granting of another non-qualified stock option to a

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 11 - CAPITAL STOCK - continued

consultant to purchase 500,000 shares of the Company's Common Stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

Option activity for 2006 and 2005 is summarized as follows:

                                                                                 Weighted Average
                                                                       Total          Price
                                                                    ------------   ------------
Options outstanding, January 1, 2005                                   4,462,911   $      0.100
     Granted                                                          20,500,000          0.117
     Exercised                                                                --             --
     Forfeited                                                                --             --
                                                                    ------------   ------------

Options outstanding, December 31, 2005                                24,962,911          0.114
     Granted                                                                  --             --
     Exercised                                                                --             --
     Forfeited                                                                --             --
                                                                    ------------   ------------

Options outstanding, December 31, 2006                                24,962,911   $      0.114
                                                                    ============   ============

Shares of common stock available for future grant under the plans     25,037,089
                                                                    ============

Warrants
On April 28, 2005 the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs.

A summary of the warrants outstanding at December 31, 2006 is as follows:

       Warrants                 Exercise Price            Expiration Date
------------------------     --------------------      ---------------------

        416,667                 $         0.12             March 18, 2007
      2,820,832                 $         0.12             April 27, 2008
      2,000,000                 $         0.12            January 26, 2009
      1,500,000                 $         0.12              May 31, 2009
------------------------

      6,737,499
========================

NOTE 12 - OTHER COMPREHENSIVE INCOME

For the year ended December 31, 2006, other comprehensive income is comprised of the following:

Foreign currency translation adjustment

     Accounts payable                                     $          2,723
                                                          ----------------
                                  Net foreign currency
                                translation adjustment               2,723
                                                          ----------------
Other comprehensive income                                $          2,723
                                                          ================

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 12 - OTHER COMPREHENSIVE INCOME - continued

For the year ended December 31, 2005, other comprehensive income is comprised of the following:

Foreign currency translation adjustment

     Accounts payable                                     $          1,984
     Long-term debt                                                 13,182
     Reclassification adjustment                                    37,590
                                                          ----------------
                                  Net foreign currency
                                translation adjustment              52,756
                                                          ----------------
Other comprehensive income                                $         52,756
                                                          ================

NOTE 13 - INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of December 31, 2006 and 2005 since it does not have the required information. The Company has not filed its federal and state returns for 2006, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended, if permitted by statute. For financial statement purposes, as of December 31, 2006, the Company has cumulative book losses in the United States of approximately $10,672,000 and in Switzerland of approximately 2,599,000 Swiss francs. Utilization of net operating loss and tax credit carryforwards in the United States, when determined, may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization. An Internal Revenue Code Section 382 loss carryforward limitation may apply to the portion of the loss incurred prior to the recapitalization by the sale of the Company's common stock in 2002.

Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 14 - COMMITMENTS

The Company rents office space as a tenant-at-will. Rent expense was $24,809 and $24,031 in 2006 and 2005, respectively.

NOTE 15 - SUBSEQUENT EVENTS

On March 30, 2007 (the "Closing Date"), the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its $0.001 par value common stock, (the
"Common Stock") for a total purchase price of up to ten million dollars ($10,000,000). For each share of Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five
(5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to five thousand dollars ($5,000) and issued four million (4,000,000) shares of common stock ("Commitment Shares") to Cornell as a commitment fee, of which two million (2,000,000) Commitment Shares will have demand registration rights and two million (2,000,000) Commitment Shares will have "piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. The Company has paid to Yorkville Advisors, LLC ("Yorkville") a structuring fee equal to fifteen thousand dollars ($15,000) on the Closing Date and shall pay five hundred dollars ($500) to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
          For the Years Ended December 31, 2006 and 2005 (As Restated)

NOTE 15 - SUBSEQUENT EVENTS - continued

Closing Date, by and between the Company and Cornell and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than three hundred thousand dollars ($300,000).

The Company also entered into a Placement Agent Agreement (the "PAA"), dated as of the Closing Date, by and between the Company and Newbridge Securities Corporation ("Newbridge") pursuant to which the Company engaged Newbridge to act as it exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, the Company issued to Newbridge two hundred forty-three thousand nine hundred two (243,902) shares (the "Placement Agent Shares") of the Company's Common Stock. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                            2006           2005
                                                                        ------------   ------------
Schedule of non-cash activities

     Issuance of stock to settle accounts payable                       $     21,000   $     60,000
                                                                        ============   ============

     Long-term debt assumed by stockholders as related party advances   $         --   $    149,880
                                                                        ============   ============

     Accounts payable assumed by stockholders                           $         --   $     17,526
                                                                        ============   ============

     Liability to stockholders for shares redeemed and cancelled        $     26,208   $  2,564,234
                                                                        ============   ============

     Issuance of warrants relating to private placements                $    193,176   $    550,166
                                                                        ============   ============

     Issuance of warrants for financing costs                           $         --   $     92,825
                                                                        ============   ============

     Exercise of warrants classified as liabilities                     $     (5,472)  $   (158,129)
                                                                        ============   ============

     Issuance of warrants in connection with line of credit             $     68,985   $         --
                                                                        ============   ============

     Reversal of warrant liability                                      $    438,882   $         --
                                                                        ============   ============

     Issuance of common stock for stockholder redemptions, stock
          subscriptions, etc                                            $  3,914,275   $         --
                                                                        ============   ============