Form 10QSB/A
period 2006-06-30
BRIGHTEC, INC
filed 2007-05-09
CIK 894537

================================================================================

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

Transitional Small Business Disclosure Format: [X] Yes [ ] No

================================================================================

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period June 30, 2006, as previously filed on August 21, 2006.

1. The Company determined that the satisfaction of its obligation under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of June 30, 2006, the Company reduced its stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000.

2. The Company determined that the stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,097, increased additional paid-in capital by $214,094 and increased its accumulated deficit by $1,377,036 to reverse the net gains recognized resulting from mark-to market adjustments prior to January 1, 2006. For the three- and six month periods ending June 30, 2006, the Company reversed recognized gains of $1,271,759 and $133,155, respectively.

3. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability.

The effect of these restatements was to decrease net income by $1,271,759 ($0.01 per share) and $133,155 (less than $0.01 per share) for the three- and six month periods ended June 30, 2006, respectively. As of June 30, 2006, current liabilities were increased by $1,271,097 and stockholders' deficit was increased by $1,271,097.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on August 21, 2006. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006, as well as our Amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Statement Regarding Amendment                                             2

Restatement of June 30, 2006 Interim Consolidated
 Financial Statements                                                     4

Note Regarding Forward Looking Statements                               4 - 5

Part I.  Financial Information

   Item 1. Financial Statements

     Consolidated Balance Sheet at June 30, 2006 - Unaudited              6

     Consolidated Statements of Operations and Accumulated
       Deficit and Comprehensive Income (Loss) for the Three
       and Six Months Ended June 30, 2006 and 2005 - Unaudited            7

     Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2006 and 2005 - Unaudited                           8

     Notes to Consolidated Financial Statements - Unaudited            9 - 15

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      16 - 19

   Item 3. Controls and Procedures                                       20

Part II. Other Information

   Item 1. Legal Proceedings                                             21

   Item 2. Unregistered Sales of Equity and Use of Proceeds              21

   Item 3. Defaults Upon Senior Securities                               21

   Item 4. Submission of Matters to a Vote of Security Holders           21

   Item 5. Other Information                                             21

   Item 6. Exhibits and Reports on Form 8-K                              22

Signatures                                                               23

Exhibit Index                                                            24

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

         RESTATEMENT OF JUNE 30, 2006 CONSOLIDATED FINANCIAL STATEMENTS

The Company is amending its Form 10-QSB for the period June 30, 2006, as previously filed on August 21, 2006.

1. The Company determined that the satisfaction of its obligation under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of June 30, 2006, the Company reduced its liability for stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000.

2. The Company determined that the stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,097, increased additional paid-in capital by $214,094 and increased its accumulated deficit by $1,377,036 to reverse the net gains recognized resulting from mark-to market adjustments prior to January 1, 2006. For the three- and six month periods ending June 30, 2006, the Company reversed recognized gains of $1,271,759 and $133,155, respectively.

3. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability.

The effect of these restatements was to decrease net income by $1,271,759 ($0.01 per share) and $133,155 (less than $0.01 per share) for the three- and six month periods ended June 30, 2006) respectively. As of June 30, 2006, current liabilities were increased by $1,271,097 and stockholders' deficit was increased by $1,271,097.

Note Regarding Forward Looking Statements:

This Form 10-QSB/A and other reports filed by the Company from time to time with the Securities and Exchange Commission, as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-QSB/A that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 193, as amended. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's lack of customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 3, Quantitative and Qualitative Disclosures About Market Risk, and in various filings made by the Company from time to time with the Securities and Exchange Commission. Any forward-looking statements should be considered in light of those factors.

The Company will provide upon request, copies of its quarterly and annual reports, including interim unaudited and audited financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE,, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                           June 30, 2006 (As Restated)
                                   (Unaudited)

                                     ASSETS

Current assets
   Cash                                                          $    108,289
   Accounts receivable                                                  6,373
   Inventory                                                           92,645
   Prepaid expenses                                                     9,517
   Deferred financing expenses                                         97,611
                                                                 ------------
                                         TOTAL CURRENT ASSETS         314,435
                                                                 ------------

Office and photographic equipment                                      23,511
Less: accumulated depreciation                                        (23,511)
                                                                 ------------
                                                                            -
                                                                 ------------

Interest receivable from related party                                 53,849
Note receivable from related party                                    250,000
                                                                 ------------
                                                                      303,849
                                                                 ------------
                                                 TOTAL ASSETS    $    618,284
                                                                 ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Line of credit                                                $    350,000
   Accounts payable                                                   198,473
   Accrued liabilities                                                320,672
   Advances from related parties                                       42,372
   Liability for shares to be issued                                  403,000
   Warrant liability                                                  273,337
   Liability for stock subscriptions received                         470,000
   Liability to stockholders for shares redeemed                    2,580,393
                                                                 ------------
                                    TOTAL CURRENT LIABILITIES       4,638,247
                                                                 ------------

Stockholders' deficit
   Common stock                                                       100,000
   Additional paid-in capital                                       6,438,110
   Accumulated deficit                                            (10,740,045)
   Accumulated other comprehensive income                             181,972
                                                                 ------------
                                  TOTAL STOCKHOLDERS' DEFICIT      (4,019,963)
                                                                 ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    618,284
                                                                 ============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations and
               Accumulated Deficit and Comprehensive Income (Loss)
                                   (Unaudited)

                                                            FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                               ENDED JUNE 30,                    ENDED JUNE 30,
                                                       ------------------------------    ------------------------------
                                                            2006             2005             2006             2005
                                                       -------------    -------------    -------------    -------------
                                                       (As Restated)    (As Restated)    (As Restated)    (As Restated)
Sales                                                  $       7,012    $      48,916    $      10,588    $      84,358
Cost of sales                                                  3,141           37,312            4,901           71,415
                                                       -------------    -------------    -------------    -------------
Gross profit                                                   3,871           11,604            5,687           12,943
                                                       -------------    -------------    -------------    -------------
Operating expenses
   Research and development                                   30,832           61,661           53,620           80,255
   Selling and marketing                                       1,885            4,071            4,351           37,523
   General and administrative (includes related
      party expenses of $0, $20,000, $0 and
      $20,000, respectively)                                  89,193          189,153          167,679          301,448
                                                       -------------    -------------    -------------    -------------
                                                             121,910          254,885          225,650          419,226
                                                       -------------    -------------    -------------    -------------
Operating loss                                              (118,039)        (243,281)        (219,963)        (406,283)
                                                       -------------    -------------    -------------    -------------
Other income (expense)
     Interest income                                           3,148            3,148            6,261            6,261
     Foreign exchange gains                                   17,656                -           17,656              129
     Gain (loss) on value of derivative liabilities           56,373           72,348          235,487          (34,721)
     Financing costs                                               -          (92,825)               -          (92,825)
     Interest expense                                         (5,404)          (2,700)          (6,499)          (6,080)
                                                       -------------    -------------    -------------    -------------
                                                              71,773          (20,029)         252,905         (127,236)
                                                       -------------    -------------    -------------    -------------

Net income (loss)                                            (46,266)        (263,310)          32,942         (533,519)
Accumulated deficit - beginning                          (10,693,779)     (10,269,428)     (10,772,987)      (9,999,219)
                                                       -------------    -------------    -------------    -------------
Accumulated deficit - ending                           $ (10,740,045)   $ (10,532,738)   $ (10,740,045)   $ (10,532,738)
                                                       =============    =============    =============    =============

Basic and diluted net income per share                 $        0.00    $        0.00    $        0.00    $       (0.01)
                                                       =============    =============    =============    =============
Weighted average number of shares used
   in computation of basic and diluted
   net loss per share                                    100,000,000      100,000,000      100,000,000      100,000,000
                                                       =============    =============    =============    =============
COMPREHENSIVE  INCOME (LOSS)
   Net income (loss)                                   $     (46,266)   $    (263,310)   $      32,942    $    (533,519)
   Foreign currency translation gain (loss)                  (18,225)           1,421          (14,249)          (1,366)
                                                       -------------    -------------    -------------    -------------
   Comprehensive income (loss)                         $     (64,491)   $    (261,889)   $      18,693    $    (534,885)
                                                       =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                            2006             2005
                                                                       -------------    -------------
                                                                       (As Restated)    (As Restated)
Cash flows from operating activities
Net income (loss)                                                      $      32,942    $    (533,519)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Accrued interest on note receivable - related party                     (3,518)          (6,037)
      Amortization of deferred financing expense                               8,874                -
      (Gain) loss on value of derivative liabilities                        (235,487)          34,721
      Financing costs                                                                          92,825
      General and administrative expense associated with stock based
         transactions                                                              -           30,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                     (3,190)               -
      Inventory                                                              (34,540)         (36,290)
      Prepaid expenses                                                        (1,411)               -
   Increase (decrease) in:
      Accounts payable                                                       (35,830)        (148,618)
      Accrued liabilities                                                     40,353           (6,311)
                                                                       -------------    -------------
                              Net cash used for operating activities        (231,807)        (573,229)
                                                                       -------------    -------------
Cash flows from financing activities
   Cash received for sale of common stock, exercise of warrants and
        stock subscribed                                                     120,000          787,000
   Advances from line of credit                                              350,000                -
   Advances received from related parties                                     95,600                -
   Repayment of advances from related parties                               (176,200)        (166,974)
   Payment of deferred finance costs                                         (37,500)               -
   Principal payments on note payable - related party                              -           (2,593)
                                                                       -------------    -------------
                           Net cash provided by financing activities         351,900          617,433
                                                                       -------------    -------------
Effects of changes in foreign exchange rates                                 (14,249)          (1,366)
                                                                       -------------    -------------
                           Net increase in cash and cash equivalents         105,844           42,838
Cash - beginning                                                               2,445            4,310
                                                                       -------------    -------------
Cash - ending                                                          $     108,289    $      47,148
                                                                       =============    =============
Supplemental disclosures of cash flows information
   Cash paid during the period for interest                            $           -    $      10,468
                                                                       =============    =============
   Issuance of stock to settle accounts payable                        $           -    $      20,000
                                                                       =============    =============
Schedule of non-cash activities
   Issuance of warrants in connection with line of credit              $      68,985    $           -
                                                                       =============    =============
   Liability to stockholders for shares redeemed                       $      26,208    $   2,443,907
                                                                       =============    =============
   Issuance of warrants relating to private placements                 $     193,176    $     537,528
                                                                       =============    =============
   Issuance of warrants for financing costs                            $           -    $      92,825
                                                                       =============    =============
   Exercise of warrants classified as liabilities                      $     (25,450)   $     (82,341)
                                                                       =============    =============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 1 - OPERATIONS
Advanced Lumitech, Inc. d/b/a Brightec, a Nevada corporation, ("ADLU" or "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's Luminescent Product has been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films (the "Luminescent Product"). These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

Restatement of June 30, 2006 Interim Consolidated Financial Statements

The Company is amending its Form 10-QSB for the period June 30, 2006, as previously filed on August 21, 2006.

1. The Company determined that the satisfaction of its obligation under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of June 30, 2006, the Company reduced its liability for stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000. See NOTE 13 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED.

2. The Company determined that the stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,097, increased additional paid-in capital by $214,094 and increased its accumulated deficit by $1,377,036 to reverse the net gains recognized resulting from mark-to market adjustments prior to January 1, 2006. For the three- and six month periods ending June 30, 2006, the Company reversed recognized gains of $1,271,759 and $133,155, respectively. See NOTE 14 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED.

3. The Company determined that subscriptions received for the purchase of the Company's common stock totaling $470,000, were improperly classified as a component of stockholders' deficit and should have been recognized as a liability. See NOTE 12 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED.

The effect of these restatements was to decrease net income by $1,271,759 ($0.01 per share) and $133,155 (less than $0.01 per share) for the three- and six month periods ended June 30, 2006) respectively. As of June 30, 2006, current liabilities were increased by $1,271,097 and stockholders' deficit was increased by $1,271,097.

NOTE 2 - INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements at June 30, 2006 and for the three- and six month periods ended June 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and 10-KSB/A for the year ended December 31, 2005.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $4,323,812 and an accumulated deficit of $10,740,045 at June 30, 2006, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2006 calendar year; however, there can be no assurances that such financing can be obtained.

NOTE 4 - DERIVATIVE INSTRUMENTS
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

NOTE 5 - EARNINGS PER SHARE
The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net income per share, as their issuance prices were in excess of the average market price for the period:

                                                         2006           2005
                                                     ------------   ------------
Warrants (weighted average)                             4,888,193      1,253,039
                                                     ============   ============
Convertible line of credit (weighted average)             260,417              -
                                                     ============   ============

NOTE 6 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at June 30, 2006:

                        Raw materials                $     55,488
                        Work in process                    30,812
                        Finished goods                      6,345
                                                     ------------
                                                     $     92,645
                                                     ============

NOTE 7 - DEFERRED FINANCING EXPENSES
In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust ("Ross/Fialkow") (see
NOTE 10 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black/Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Agreement (twelve months). As of June 30, 2006, the balance of deferred financing expense consisted of the following:

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 7 - DEFERRED FINANCING EXPENSES - continued

                Commitment fee                       $     37,500
                Value of warrants issued                   68,985
                Less:  accumulated amortization            (8,874)
                                                     ------------
                                                     $     97,611
                                                     ============

NOTE 8 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of June 30, 2006 and December 31, 2005 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 9 - RELATED PARTY TRANSACTIONS
As of June 30, 2006, a ten-year note of $250,000 was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the note is accrued quarterly and due annually. No interest payments on such note have been received to date. The Company recognized interest income of $3,148 for each of the three month periods ended June 30, 2006 and 2005 and $6,261 for each of the six month periods ended June 30, 2006 and 2005.

At December 31, 2005, the Company owed the president $114,472 in connection with advances made by him to the Company during 2005 and in prior years. During the six month period ended June 30, 2006, he made advances to the Company of $11,900 and was repaid $84,000 of the outstanding advances due. All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.88% at June 30, 2006) calculated and accrued monthly. For the three month periods ended June 30, 2006 and 2005, the Company incurred $932 and $2,700, respectively, of interest expense on the outstanding advances. For the six month periods ended June 30, 2006 and 2005, the Company incurred $2,027 and $6,080, respectively, of interest expense on the outstanding advances.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable. As of June 30, 2006, net interest receivable from the Company's president was $53,849.

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

NOTE 10 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000. The significant terms of the agreement are as follows:

1.  Convertible note:  Principal amount of $750,000
2. Due date: June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow.
3.  Interest rate:  20% per year.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 10 - LINE OF CREDIT - continued
4.  Interest payments dates: Due monthly commencing July 8, 2006.
5.  Commitment fee paid to Ross: $37,500.
6. Conversion right: The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment, at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (such shares, the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.
7. Warrant: A common stock purchase warrant (the "Warrant") has been issued to Ross/Fialkow to purchase up to 1,500,000 shares (the "Warrant Shares") of the Company's common stock at an exercise price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carry piggy-back registration rights.
8. Collateral and other security: All assets of the Company have been pledged, including the assets of the Company's wholly owned subsidiary, Brightec S.A., a Swiss corporation (the "Subsidiary"), and a pledge of the capital stock of the Subsidiary; the Subsidiary has fully guaranteed the payment and performance of the Agreement, the Convertible Note and the Warrant.
9. Representations and covenants: The Pledge and Security Agreement contains customary representations of the Company as borrower, including a prohibition on the payment of dividends or other distributions on the Company's common stock.
10. Events of Default: The Pledge and Security Agreement and the Convertible Note contain customary Events of Default which, if not waived by Ross/Fialkow, would entitle Ross/Fialkow to accelerate the due date of the Note. The Events of Default include, among other things, a change in the condition or affairs (financial or otherwise) of the Company which in the reasonable opinion of Ross/Fialkow, materially impairs Ross/Fialkow's security or materially increases Ross/Fialkow's risk.

As of June 30, 2006, the outstanding balance of the line of credit was $350,000.

NOTE 11 - LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at June 30, 2006. As of March 31, 2006, 2,890,000 shares with an aggregate value of $403,000 were committed but unissued.

During the quarter ended June 30, 2006, the Company did not enter into any agreement to issue shares of its common stock in exchange for services or the settlement of debt.

Accordingly, as of June 30, 2006, 2,890,000 shares of common stock with an aggregate value of $403,000 remained committed but unissued.

NOTE 12 - WARRANT LIABILITY
On June 8, 2006, in connection with the Loan and Security Agreement (see NOTE 10 - LINE OF CREDIT) the Company issued to Ross/Fialkow a warrant to purchase 1,500,000 shares of common stock at a price of $0.12 per share. The warrant expires on May 31, 2009. There were no warrants exercised during the quarter ended June 30, 2006.

The Company evaluated the warrants to determine if they gave rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and Emerging Issues Task Force (EITF) 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company determined that, as it did not have sufficient authorized and unissued shares of common stock available to settle the warrants, such warrants should be recorded as a liability. From the date of each issuance, the Company values the warrants at fair value, at the end of each reporting period, using the Black/Scholes valuation method, with changes in the fair value recorded as charges or credits to gain or loss on value of derivative liabilities in the period in which the change occurred. The fair value of the warrants at June 30, 2006 was $273,337. For the three- and six month periods ended June 30, 2006 and 2005, the Company recognized income (loss) from the change in the fair value of the derivative liabilities of $56,373, $72,348, $235,487 and ($34,721), respectively.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 12 - WARRANT LIABILITY - continued
The fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.74% to 4.92%; no dividend yield; an expected life of the options of 25 months to 35 months; and a volatility factor of 88.10% to 307.10%.

NOTE 13 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED
Liability for stock subscribed represents amounts received for equity investments for which shares of common stock remain unissued at June 30, 2006. As of March 31, 2006, 4,126,668 shares with an aggregate purchase price of $470,000 were subscribed but unissued.

On May 12, 2006, the Company received $25,000 for the purchase of 208,334 shares of common stock. On the same date, as a result of a certain stock redemption from a certain stockholder and former director, the Company issued all of these shares.

As a result of the aforementioned transactions, 4,126,668 shares with an aggregate purchase price of $470,000 remained subscribed and unissued as of June 30, 2006.

NOTE 14 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED

In December 2004 and at various times during 2005, the Company's president and other stockholders agreed to allow the Company to redeem shares of their respective common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreement states that the Company will reissue to its president and the other stockholders the same number of shares redeemed as soon as is reasonably practical and that the president and other stockholders will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed.

As of March 31, 2006, the Company had redeemed 17,123,933 shares with an aggregate value of $2,567,893, which is the liability's carrying value at that date. During the quarter ended June 30, 2006, the Company redeemed an additional 208,334 shares of its common stock from a stockholder and former director to be reissued to a certain investor in satisfaction of a stock subscription received on May 12, 2006. The value of the additional shares redeemed, on the redemption date, was $12,500 which will be added to the liability's carrying value.

As a result of the aforementioned redemption, 17,332,267 shares of common stock with an aggregate carrying value of $2,580,393 had been redeemed and remained unissued. If and when authorized shares are sufficient to reissue the shares, the amount will be reclassified to additional paid-in capital.

NOTE 15 - CAPITAL STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING
Under the Company's charter, 100,000,000 shares of $0.001 par value common stock are authorized. As of June 30, 2006, 100,000,000 shares of Common Stock were issued and outstanding.

On August 18, 2006, at a special meeting of the Company's stockholders, the stockholders approved the increase in the Company's authorized common stock from 100 million shares to 245 million shares.

As of June 30, 2006, the Company was committed to re-issuing 17,332,267 shares of common stock to various shareholders in satisfaction of various redemption agreements.

The Company had entered into agreements with various vendors to issue shares of common stock in satisfaction of amounts payable for services rendered to the Company during 2005 and in prior years. In addition, there are stock subscriptions representing equity investments for which shares of common stock have not been issued (see below). The total number of shares to be issued as of June 30, 2006 was 7,225,002 shares.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)

NOTE 15 - CAPITAL STOCK - continued

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING - continued In total, as of June 30, 2006, the Company was committed to issue an additional 24,557,269 shares of common stock.


ISSUANCES OF COMMON STOCK
On January 27, 2006, a stockholder partially exercised warrants to purchase 195,834 shares of the Company's common stock at an exercise price of $0.12 per share, for an aggregate exercise price of $23,500.

On May 12, 2006, an investor subscribed for the purchase of 208,334 shares of the Company's common stock at a purchase price of $0.12 per share, for an aggregate purchase price of $25,000. These shares were issued on May 12, 2006.

NOTE 16 - STOCK OPTIONS

ACCOUNTING FOR STOCK OPTIONS
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. However, these options cannot be exercised because the number of potential common shares to be issued upon exercise of the options exceeds the number of shares authorized under the Company's charter. Any increase to the number of shares of common stock the Company is authorized to issue requires the approval of the stockholders, which has not yet occurred. Awards made that are subject to stockholder approval are not deemed to be granted for accounting purposes until that approval is obtained. Accordingly, any obligation related to these options has not yet been estimated for disclosure in accordance with the Company's accounting policies.

Effective January 1, 2006, the Company adopted SFAS Statement No. 123(R), "Share Based Payment" ("SFAS 123(R)"), utilizing the "modified prospective" method as described in SFAS 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS 123(R), prior period amounts were not restated. SFAS 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

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

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") Statement No. 154, "Accounting Changes and Error Corrections", replacing APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company's financial position or results of operations.

                     ADVANCED LUMITECH, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
              For the Six Months Ended June 30, 2006 (As Restated)


NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS - continued

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that, in itself, is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company's financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company will assess the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Amended Quarterly Report on Form 10-QSB/A and our Annual Reports on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2005. This Quarterly Report on Form 10-QSB/A contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes", "anticipates", "plans", "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of the Company's accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumptions and estimates. The Company's critical accounting policies, which include revenue recognition, account receivable reserves and inventories, are described in the Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005. Except as described in NOTE 1 - OPERATIONS - Restatement of June 30, 2006 Interim Consolidated Financial Statements, there have been no material changes to the Company's critical accounting policies as of and for the six months ended June 30, 2006.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005

REVENUES
The Company's revenue, net of returns, allowances and discounts, for the three-and six month periods ended June 30, 2006, was $7,012 and $10,588, respectively, compared to $48,916 and $84,358, respectively for the comparable three and six month periods of 2005. This decrease in revenue is primarily due to the fact that in the comparable periods of 2005, the Company made commercial sales of the Company's Luminescent Product, which was sold to a major poster board and inkjet paper marketer that introduced a "Glow-in-the-Dark Sign Kit" that includes two sheets of Brightec's glow-in-the dark paper in an 11"x14" poster board format and two "Inkjet Glow in the Dark Photo Quality Paper Packs" one including five sheets of Brightec glow-in-dark paper in an 4"x6" format and the second including three sheets of Brightec glow-in-dark paper in an 8.5"x11" format.

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

GROSS PROFIT
The Company's gross profit was $3,871 (55.21%) and $5,687 (53.71%) for the three- and six month periods ended June 30, 2006, respectively, compared to a gross profit percentage of $11,604 (23.72%) and $12,943 (15.34%) for the comparable three- and six month periods in fiscal 2005. The increase in the gross profit percentage was primarily due to continued improvement in the manufacturing cost of the Company's products for the three- and six month periods ended June 30, 2006. In order to continue to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

In addition, during the comparable period of 2005, the Company was required to reduce its sales price to the marketer to which it made the commercial sale, in order for that marketer to maintain its own profit margins. Sales occurring during the three- and six month periods ended June 30, 2006, were made directly to online customers through the Company's website and to another company for resale. These sales did not require any reductions in sales price, thereby resulting in the increased gross profit margin achieved.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased by $22,788 to $30,832 from $53,620, for the three month periods ended June 30, 2006 and 2005. Research and development expenses decreased by $18,594 to $61,611 from $80,255, for the six month periods ended June 30, 2006 and 2005.

The decrease in research and development expenses for the three- and six month periods ended June 30, 2006 was primarily due to a shift in the Company's focus from research and development related to developing a commercially viable product, which was achieved by the end of the first quarter of 2006, to selling and marketing that commercially viable product, beginning by the end of the second quarter of 2006.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses decreased $2,466 to $1,885 from $4,351, for the three month periods ended June 30, 2006 and 2005. Selling and marketing expenses decreased $33,452 from $37,523 to $4,071, for the six month periods ended June 30, 2006 and 2005.

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

GENERAL AND ADMINISTRATIVE
General and administrative expenses consisted primarily of the compensation of the executive officer, payroll and related taxes and benefits, rent, as well as legal, accounting and consulting fees.

General and administrative expenses decreased by $78,486 to $89,193 from $167,679, for the three month periods ended June 30, 2006 and 2005. General and administrative expenses decreased by $112,295 from $301,448 to $189,153, for the six month periods ended June 30, 2006 and 2005.

The decrease in 2006 was primarily due to a decrease in legal and accounting fees relating to filings with the Securities and Exchange Commission and a decrease in consulting fees. The decrease in 2006 was offset by increased payroll costs for current employees who were not employed by the Company during the comparable periods in 2005.

OTHER INCOME (EXPENSE)

INTEREST INCOME
For each of the three- and six month periods ended June 30, 2006 and 2005, interest income was $3,148 and $6,261, respectively. Interest income was earned on the note receivable from a related party.

FOREIGN EXCHANGE GAINS (LOSSES):
The Company pays all of the expenses of its subsidiary, which are comprised of general and administrative expenses and expenses for research and development. Expenses of the subsidiary are denominated in Swiss francs, translated into U.S. dollars and recorded by the Company on the invoice date. Differences between the amount of U.S dollars required to purchase sufficient Swiss francs to pay the subsidiary's liabilities on the invoice date, and the required amount of US dollars to purchase Swiss francs when the subsidiary's liabilities are actually paid, are recorded as charges or credits to the income statement under the caption "Foreign exchange gains (losses)." For the three- and six month periods ended June 30, 2006 and 2005, gains recognized from these differences were $17,656, $0, $17,656 and $129, respectively.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES:
The gain (loss) on value of derivative liabilities of $56,373, $72.348, $235,487 and ($34,721) for the three- and six months ended June 30, 2006 and 2005, respectively, relates to derivative liabilities of the warrants. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See NOTE 12 - WARRANT LIABILITY in the Consolidated Financial Statements for a further discussion.

INTEREST EXPENSE
For the three month period ended June 30, 2006, interest expense, net of interest income was $5,404 and $2,700, respectively. Interest expense in 2006 included $4,472 relating to borrowings under the Line of Credit and $932 to related parties. Interest expense in 2005 was solely to related parties. For the six month periods ended June 30, 2006 and 2005, interest expense was $6,499 and $6,080, respectively. Interest expense in 2006 included $4,472 relating to borrowings under the Line of Credit and $2,027 to related parties. Interest expense in 2005 was solely to related parties.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2006 Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company's common stock and debt securities. The Company has generated, from inception through June 30, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.95 million. The Company's net working capital deficit at June 30, 2006 was $4,323,812.

The Company's authorized capital stock consists of 100,000,000 shares of common stock, of which, 100,000,000 were issued and outstanding at June 30, 2006. As of June 30, 2006, the Company had also made commitments to issue an additional 24,557,269 shares of common stock. The number of shares committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants. Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company's balance sheet as "Stock Subscribed." Amounts received for the remaining additional committed shares, that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's balance sheet, as "Liability for Shares to be Issued."

In addition, on June 8, 2006, the Company secured a $750,000 Loan and Security Agreement with Ross/Fialkow. The terms of the of the Loan and Security Agreement with Ross/Fialkow are as disclosed in Form 8-K filed with the Securities and Exchange Commission on June 30, 2006 and as disclosed in the financial statements annexed hereto. A summary of the significant terms of the Agreement are as follows:

1.  A credit line of up to $750,000.
2. Principal and accrued interest are due on May 31, 2007, unless extended by Ross/Fialkow in writing at its sole discretion.
3. At Ross/Fialkow's option to be exercised in writing prior to May 31, 2007, all or any portion of the loan as may be outstanding as of the date of such exercise may be converted at any time into common stock at a purchase price of $.12 per share.
4.  There is a commitment fee of five (5%) percent of the credit line ($37,500).
5. Interest on the outstanding balances will be equal to a per annum rate of twenty (20%) percent, which shall be payable monthly in arrears on the eighth day of each month, commencing on June 8, 2006.
6. The Company issued a warrant to purchase up to 1,500,000 shares of common stock at a price of $0.12 per share.
7. The Company has granted a security interest in substantially all of its assets.

As of June 30, 2006, the Company borrowed $350,000 under the Agreement.

At various times in 2004 and 2005, the Company's principal stockholder and other stockholders of the Company agreed to allow the Company to redeem 16,928,099 shares of their common stock for no consideration to allow the Company to fulfill its commitments to issue shares to consultants and investors of the Company. On January 27, 2006 and May 12, 2006, a stockholder and former director of the Company, agreed to allow the Company to redeem an additional 404,168 shares of his common stock in order to allow the Company to fulfill its obligation under the partial exercise of an outstanding stock warrant by another stockholder.

Cash increased to $108,289 at June 30, 2006 from $2,445 at December 31, 2005.

Net cash used for operating activities for the six months ended June 30, 2006 was $231,807. The primary reason for the decrease was to fund operations for the period. Without the gain on value of derivative liabilities of $235,487, the Company would have lost $202,545.

Net cash provided by financing activities for the six months ended June 30, 2006 was $351,900. The net cash provided was the result of borrowings under the aforementioned Loan and Security Agreement of $350,000, cash received of $120,000 from the sale and subscription of common stock and the exercise of warrants and advances made by related parties of $95,600, net of repayment of advances from related parties of $176,200 and payment of deferred financing expenses of $37,500.

ABILITY TO CONTINUE AS A GOING CONCERN
At June 30, 2006, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of $10,740,045. At June 30, 2006, the Company's current liabilities exceed its current assets by $4,323,812. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or through the issuance of additional debt or equity securities. In June 2006, the Company entered into a $750,000 Agreement as described above. The Company is continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms. Our auditors have included a "going concern" qualification in their auditors' opinion for the year ended December 31, 2005. Such a "going concern" qualification may make it more difficult for the Company to raise funds when needed.

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

CREDIT AVAILABILITY
On June 8, 2006, the Company entered into a $750,000 Loan and Security Agreement as described above and in the Company's Form 8-K filing on June 30, 2006.

COMMITMENTS
The Company had no material capital expenditure commitments as of June 30, 2006.

EFFECTS OF INFLATION
Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3.  CONTROLS AND PROCEDURES
During the last five years, the Company did not have an accounting department, but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of its financial statements. Upon the completion of the audit of the December 31, 2005 financial statements, the Company received a letter from its independent registered public accounting firm indicating that the Company has material weaknesses with respect to (1)
accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's Board of Directors and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company's management agrees with the assessment of the Company's independent registered public accounting firm and is developing a plan to address these material weaknesses.

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

During the calendar years ended December 31, 2004 and 2005, as well as during the six months ended June 30, 2006, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the SEC. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2004 and 2005. As a result, the figures for the three and six months ended March 31, 2006, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2004 and 2005 and for the three- and six months periods ended June 30, 2006, to be ineffective.

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

On May 12, 2006, the Company received and issued shares for a stock subscription received from an investor to purchase 208,334 shares of the Company's common stock for an aggregate purchase price of $25,000.

On June 8, 2006, the Company entered into the $750,000 Loan and Security Agreement with Ross/Fialkow. At the election of Ross/Fialkow, the principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment into the Company's common stock at the rate of $0.12 per share. If the full principal amount of the loan were converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.

In connection with the Loan and Security Agreement, the Company issued to Ross/Fialkow a warrant to purchase up to 1,500,000 shares (the "Warrant Shares") of the Company's common stock at an exercise price of $0.12 per share, expiring May 31, 2009. The Warrant Shares carry piggy-back registration rights. The Warrant's fair market value on the date of issuance, using the Black/Scholes method of valuing options and warrants, was $68,975. The value of the Warrant was recorded as a deferred financing expense and an increase to additional paid-in capital on the Company's balance sheet. The value of the Warrant is being amortized over the term of the related Loan and Security Agreement (12 months).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.  OTHER INFORMATION
Not Applicable

ITEM 6.  EXHIBITS

NUMBER   DESCRIPTION OF EXHIBIT
------   -----------------------------------------------------------------------
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

                                      ADVANCED LUMITECH, INC.

Date:  May 7, 2007                    By:  /s/ Patrick Planche
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

NUMBER   DESCRIPTION OF EXHIBIT
------   -----------------------------------------------------------------------
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