Form 10QSB/A
period 2006-09-30
BRIGHTEC, INC
filed 2007-05-09
CIK 894537

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

                      Commission File Number: 033-55254-27

                                 BRIGHTEC, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                  Nevada                                  87-0438637
      -------------------------------                 -------------------
      (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

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

The Company had 100,000,000 shares of Common Stock, $0.001 par value, issued and outstanding as of November 17, 2006.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

================================================================================

STATEMENT REGARDING THIS AMENDMENT

The Company is amending its Form 10-QSB for the period September 30, 2006, as previously filed on November 20, 2006.

1. The Company determined that the satisfaction of its obligation under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of September 30, 2006, the Company reduced its stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000.

2. The Company determined that the stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,098, increased additional paid-in capital by $55,745 and increased accumulated deficit by $1,326,842 to reverse the net gains recognized resulting from mark-to market adjustments prior to January 1, 2006. For the three- and nine month periods ending September 30, 2006, the Company reversed recognized gains of $0 and $133,155, respectively.

The effect of these restatements was to decrease net income by $0 (less than $0.01 per share) and $133,155 (less than $0.01 per share) for the three- and nine month periods ended September 30, 2006, respectively. As of September 30, 2006, current liabilities were also increased by $1,296,098 and stockholders' deficit was increased by $1,296,098.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on November 20, 2006. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006,
as well as our Amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

                                      INDEX

                                                                                   Page Number
                                                                                   -----------
Statement Regarding Amendment                                                           2

Restatement of September 30, 2006 Consolidated Financial Statements                     4

Note Regarding Forward Looking Statements                                             4 - 5

Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheet at September 30, 2006 - Unaudited                  6

          Consolidated Statements of Operations and Comprehensive Income (Loss)
           for the Three and Nine Months Ended September 30, 2006 and 2005 -
           Unaudited                                                                    7

          Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2006 and 2005 - Unaudited                                      8

          Notes to Condensed  Consolidated  Financial Statements - Unaudited          9 - 16

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 17 - 21

     Item 3.  Controls and Procedures                                                  22

Part II.   Other Information

     Item 1.  Legal Proceedings                                                        23

     Item 2.  Unregistered Sales of Equity and Use of Proceeds                         23

     Item 3.  Defaults upon Senior Securities                                          23

     Item 4.  Submission of Matters to a Vote of Security Holders                    23 - 24

     Item 5.  Other Information                                                        24

     Item 6.  Exhibits and Reports on Form 8-K                                         25

Signatures                                                                             26

Exhibit Index                                                                          27

Exhibit 31       Certification  of  Chief  Executive  and  Financial  Officer
                  Pursuant to 18 U.S.C Section  1850,  As Adopted  Pursuant to
                  Section  302  of the  Sarbanes-Oxley  Act  of  2002.  (filed
                  herewith)                                                           E - 1

Exhibit 32      Certification  of Chief Executive and Financial  Officer
                  Pursuant to Rule  13a-14(b) of the Exchange Act and 18 U.S.C
                  Section  1850,  as Adopted  Pursuant  to Section  906 of the
                  Sarbanes- Oxley Act of 2002. (filed herewith)                       E - 2

       RESTATEMENT OF SEPTEMBER 30, 2006 CONSOLIDATED FINANCIAL STATEMENTS

The Company is amending its Form 10-QSB for the period September 30, 2006, as previously filed on November 20, 2006.

1. The Company determined that the satisfaction of its obligation under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of September 30, 2006, the Company reduced its stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000.

2. The Company determined that original carrying values of certain stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,098, increased additional paid-in capital by $55,745 and increased accumulated deficit by $1,326,842 to reverse the net gains recognized resulting from prior period mark-to market adjustments. For the three- and nine month periods ending September 30, 2006, the Company reversed recognized gains of $0 and $133,155, respectively.

The effect of these restatements was to decrease net income by $0 (less than $0.01 per share) and $133,155 (less than $0.01 per share) for the three- and nine month periods ended September 30, 2006, respectively. As of September 30, 2006, current liabilities were also increased by $1,296,098 and stockholders' deficit was increased by $1,296,098.

Our stockholders should refer to the financial statements and accompanying notes for a detailed explanation of the adjustments to the financial results of the Company that are contained in this amended Form 10-QSB/A.

In all other material respects, this amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by the Company on November 20, 2006. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006 and June 30, 2006,
as well as our Amended Annual Reports on Form 10-KSB/A for the years ended December 31, 2004 and December 31, 2005.

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

The Company will provide upon request, copies of its quarterly and annual reports, including interim unaudited and audited financial statements to its security holders. We also file periodic reports with the Securities and Exchange Commission as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          BRIGHTEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                        September 30, 2006 (As Restated)
                                   (Unaudited)

                                     ASSETS

Current assets
  Cash                                                       $      28,207
  Inventory                                                        109,204
  Prepaid expenses                                                   6,968
  Deferred financing expense                                        70,990
                                                             -------------
                                       TOTAL CURRENT ASSETS        215,369
                                                             -------------
Office and photographic equipment                                   23,511
  Less accumulated depreciation                                    (23,511)
                                                             -------------
                                                                        --
                                                             -------------
Interest receivable from related party                              57,381
Note receivable from related party                                 250,000
                                                             -------------
                                                                   307,381
                                                             -------------
                                               TOTAL ASSETS  $     522,750
                                                             =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Line of credit                                             $     550,000
  Accounts payable                                                 202,444
  Accrued liabilities                                              348,895
  Advances from related party                                       14,372
  Liability for shares to be issued                                403,000
  Liability to stockholders for shares redeemed                  2,580,393
                                                             -------------
                                  TOTAL CURRENT LIABILITIES      4,099,104
                                                             -------------
Stockholders' deficit
  Preferred stock                                                       --
  Common stock                                                     100,000
  Additional paid-in capital                                     8,473,991
  Stock subscribed                                                 470,000
  Accumulated deficit                                          (12,811,711)
  Accumulated other comprehensive income                           191,366
                                                             -------------
                                                                (3,576,354)
                                                             -------------
                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $     522,750
                                                             =============

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
          Consolidated Statements of Operations and Accumulated Deficit
                         and Comprehensive Income(Loss)
                                   (Unaudited)

                                                    FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                               -------------------------------   -------------------------------
                                                    2006             2005             2006             2005
                                               --------------   --------------   --------------   --------------
                                                (As Restated)    (As Restated)    (As Restated)    (As Restated)
Sales                                          $          294   $       38,951   $       10,882   $      123,309
Cost of sales                                             118           25,193            5,019           96,608
                                               --------------   --------------   --------------   --------------
Gross profit                                              176           13,758            5,863           26,701
                                               --------------   --------------   --------------   --------------
Operating expenses
  Research and development                             25,729           67,681           79,349          147,936
  Selling and marketing                                22,490            7,334           26,841           44,857
  General and administrative (includes
   related party expenses of $0, $0, $0
   and $20,000)                                       240,718           55,275          408,397          356,723
  Stock based employee compensation                 1,600,000               --        1,600,000               --
                                               --------------   --------------   --------------   --------------
                                                    1,888,937          130,290        2,114,587          549,516
                                               --------------   --------------   --------------   --------------
Operating loss                                     (1,888,761)        (116,532)      (2,108,724)        (522,815)
                                               --------------   --------------   --------------   --------------
Other income (expense)
  Interest income - related party                       3,182            3,182            9,443            9,443
  Foreign exchange gain (loss)                             --             (258)          17,656             (129)
  Financing costs                                          --               --               --          (92,825)
  Gain (loss) on value of derivative
   liabilities                                       (162,545)         110,290           72,942           75,569
  Interest expense (including related party
   interest of $375, $1,015, $7,095 and
   $7,095)                                            (23,542)          (1,015)         (30,041)          (7,095)
                                               --------------   --------------   --------------   --------------
                                                     (182,905)         112,199           70,000          (15,037)
                                               --------------   --------------   --------------   --------------
Net loss                                           (2,071,666)          (4,333)      (2,038,724)        (537,852)

Accumulated deficit - beginning                   (10,740,045)     (10,532,738)     (10,772,987)      (9,999,219)
                                               --------------   --------------   --------------   --------------
Accumulated deficit - ending                   $  (12,811,711)  $  (10,537,071)  $  (12,811,711)  $  (10,537,071)
                                               ==============   ==============   ==============   ==============
Basic and diluted net loss per share           $        (0.02)  $           --   $        (0.02)  $        (0.01)
                                               ==============   ==============   ==============   ==============
Weighted average number of shares used
in computation of basic and diluted net
diluted net loss per share                        100,000,000      100,000,000      100,000,000      100,000,000
                                               ==============   ==============   ==============   ==============
COMPREHENSIVE INCOME (LOSS)

  Net loss                                     $   (2,071,666)  $       (4,333)  $   (2,038,724)  $     (537,852)

  Foreign currency translation gain (loss)              9,394            8,274           (4,855)           6,908
                                               --------------   --------------   --------------   --------------
  Comprehensive income (loss)                  $   (2,062,272)  $        3,941   $   (2,043,579)  $     (530,944)
                                               ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                             2006            2005
                                                                        --------------   --------------
                                                                         (As Restated)    (As Restated)
Cash flows from operating activities
Net loss                                                                $   (2,038,724)  $     (537,852)
Adjustments to reconcile net loss to net cash used for
     operating activities:
          Accrued interest on note receivable - related party                   (7,050)          (8,732)
          Foreign exchange gain                                                     --           (7,721)
          Gain on value of derivative liabilities                              (72,942)         (75,569)
          Financing costs                                                           --           92,825
          Amortization of deferred financing costs                              35,495               --
          Stock based compensation                                           1,600,000               --
          General and administrative expense associated with
               stock based transactions                                             --           65,000
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                    3,183          (30,767)
          Inventory                                                            (51,099)         (25,793)
          Prepaid expenses                                                       1,138             (987)
     Increase (decrease) in:
          Accounts payable                                                     (31,859)        (108,705)
          Accrued liabilities                                                   68,575          (79,228)
                                                                        --------------   --------------
                               Net cash used for operating activities         (493,283)        (717,529)
                                                                        --------------   --------------
Cash flows from financing activities
     Principal payments on long-term debt                                           --           (3,430)
     Principal payments on note payable - related party                             --         (100,000)
     Advances received from related parties                                    130,600               --
     Repayment of advances from related parties                               (239,200)         (93,755)
     Advances from line of credit                                              550,000               --
     Payment of deferred financing expense                                     (37,500)              --
     Cash received for sale of exercise of warrants and
          stock subscribed                                                     120,000          917,000
                                                                        --------------   --------------
                            Net cash provided by financing activities          523,900          719,815
                                                                        --------------   --------------
Effects of changes in foreign exchange rates                                    (4,855)           6,908
                                                                        --------------   --------------

                            Net increase in cash and cash equivalents           25,762            9,194

Cash - beginning                                                                 2,445            4,310
                                                                        --------------   --------------
Cash - ending                                                           $       28,207   $       13,504
                                                                        ==============   ==============
Supplemental disclosures of cash flow information

     Cash paid during the period for interest                           $       20,874   $       13,611
                                                                        ==============   ==============
Schedule of non-cash activities

     Issuance of stock to settle accounts payable                       $           --   $       60,000
                                                                        ==============   ==============
     Liability to stockholders for shares redeemed and cancelled        $       26,208   $    2,534,234
                                                                        ==============   ==============
     Issuance of warrants relating to private placements                $      193,176   $      550,166
                                                                        ==============   ==============
     Issuance of warrants for financing costs                           $           --   $       92,825
                                                                        ==============   ==============
     Exercise of warrants classified as liabilities                     $       (5,472)  $     (158,129)
                                                                        ==============   ==============
     Issuance of warrants in connection with line of credit             $       68,985   $           --
                                                                        ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - OPERATIONS
Brightec, Inc. ("BRTE" or "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's
Luminescent Product has been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved changing the name of the Company from Advanced Lumitech, Inc., to Brightec, Inc. In addition, effective November 13, 2006, the Company's stock trading symbol changed from "ADLU" to "BRTE."

Restatement of September 30, 2006 Interim Consolidated  Financial Statements
The Company is amending its Form 10-QSB for the period September 30, 2006, as previously filed on November 20, 2006.

1.   The  Company  determined  that  the  satisfaction  its  obligation  under a subscription for the purchase of the Company's common stock was not properly recognized. As a result, as of September 30, 2006, the Company reduced its stock subscriptions received by $25,000 and increased additional paid-in capital by $25,000. See NOTE 14 - CAPITAL STOCK - STOCK SUBSCRIBED.

2. The Company determined that original carrying values of certain stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,098, increased additional paid-in capital by $55,745 and increased accumulated deficit by $1,326,842 to reverse the net gains recognized resulting from prior period mark-to market adjustments. For the three- and nine month periods ending September 30, 2006, the Company reversed recognized gains of $0 and $133,155, respectively. See NOTE 13 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED.

The effect of these restatements was to decrease net income by $0 (less than $0.01 per share) and $133,155 (less than $0.01 per share) for the three- and nine month periods ended September 30, 2006, respectively. As of September 30, 2006, current liabilities were also increased by $1,296,098 and stockholders' deficit was increased by $1,296,098.

NOTE 2 - INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements at September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 include the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and 10-KSB/A, for the year ended December 31, 2005 and include all adjustments necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $3,883,735 and an accumulated deficit of $12,811,711 at September 30, 2006 and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2006 calendar year; however, there can be no assurances that such financing can be obtained. Accordingly, management believes that no adjustments or reclassifications of recorded assets and liabilities are necessary at this time.

NOTE 4 - DERIVATIVE INSTRUMENTS
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provision of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

NOTE 5 - EARNINGS PER SHARE
The Company computes earnings or loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive or their issuance prices were in excess of the average market price for the period:

                                                   September 30, 2006   September 30, 2005
                                                   ------------------   ------------------
Warrants (weighted average)                                 5,796,295            1,618,934
                                                   ==================   ==================
Convertible line of credit (weighted average)               1,606,924                   --
                                                   ==================   ==================
Stock options (weighted average)                              367,647                   --
                                                   ==================   ==================

NOTE 6 - COMPREHENSIVE INCOME
The Company reports components of comprehensive income under the requirements of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components which require that certain items be presented as separate components of stockholders' equity. For the periods presented, the Company's comprehensive gain or loss consisted solely of foreign currency translation adjustments.

NOTE 7 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of September 30, 2006 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. If permitted, the tax returns filed for 2001 will need to be amended. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 8 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at September 30, 2006:

                        Raw materials       $   20,988
                        Work in process         85,044
                        Finished goods           3,172
                                            ----------
                                            $  109,204
                                            ==========

NOTE 9 - DEFERRED FINANCING EXPENSES
In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust ("Ross/Fialkow") (see
NOTE 11 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Loan and Security Agreement (twelve months). As of September 30, 2006, the balance of deferred financing expense consisted of the following:

               Commitment fee                    $     37,500
               Value of warrants issued                68,985
               Less: accumulated amortization         (35,495)
                                                 ------------
                                                 $     70,990
                                                 ============

NOTE 10 - RELATED PARTY TRANSACTIONS
As of September 30, 2006, a ten year note of $250,000 was receivable from the Company's president who is also a director and stockholder. This full recourse note bears interest at a fixed rate of 5.05% and is due no later than December 31, 2011. Interest on the note is accrued quarterly and due annually. No interest payments on such note have been made to date. During the three- and nine month periods ended September 30, 2006 and 2005, the Company recognized interest income of $3,182 and $9,443, respectively.

At September 30, 2006, the Company owed the president $14,372 in connection with advances made by him to the Company. During the three- and nine month periods ended September 30, 2006, he made advances to the Company of $35,000 and $46,900, respectively and the Company repaid $63,000 and $147,000, respectively, of the outstanding advances due. All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate," (5.02% at September 30,
2006), calculated and accrued monthly. For the three- and nine month periods ended September 30, 2006 and 2005, the Company incurred $375, $2,402, $1,015 and $7,095, respectively, of interest expense on the outstanding advances.

The Company offsets the amount of interest expense recognized on outstanding cash advances due against the amount of interest income recognized on the outstanding note receivable. As of September 30, 2006, net interest receivable from the Company's president was $57,381.

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

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 11 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000. The significant terms of the agreement are as follows:

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

NOTE 12 - LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represents commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares remain unissued at September 30, 2006.

During the three- and nine month periods ending September 30, 2006, the Company did not enter into any agreements for the issuance of shares of common stock in exchange for services or for the settlement of debt.

As of September 30, 2006, 2,890,000 shares with an aggregate value of $403,000 are committed but un-issued.

On September 25, 2006, a special meeting of the Company stockholders, the stockholders voted to increase the authorized number of shares of common stock the Company can issue from 100 million to 245 million. As a result of the increase, the Company will issue shares of common stock in satisfaction of all its outstanding commitments to issue shares for services received and the settlement of debt, as soon as is reasonably possible.

NOTE 13 - LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES
In December 2004 and at various times during 2005, the Company's president and other stockholders agreed to allow the Company to redeem shares of their respective common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 13 - LIABILITY TO STOCKHOLDERS FOR REDEEMED SHARES - continued
its shares of authorized common stock. The agreements state that the Company will reissue to its president and the other stockholders the same number of shares redeemed as soon as is reasonable practical and that the president and other stockholders will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed.


On January 27, 2006 and May 12, 2006, a stockholder, a former director of the Company and the brother of the Company's president, agreed to allow the Company to redeem an additional 195,834 and 208,334 shares, respectively, of his common stock, for no additional consideration, in order to fulfill the Company's obligation to another shareholder and a new investor under the partial exercise of a stock warrant and the subscription for the purchase of shares of common stock, for the same number of shares, respectively. These shares had an aggregate value of $13,708 and $12,500, respectively, on the redemption dates.

As of September 30, 2006, the liability representing the Company's obligation to its stockholders for the common stock shares redeemed was $2,580,393.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock the Company can issue from 100 million to 245 million. As a result of the increase, the Company will re-issue the redeemed shares to the respective stockholders as soon as is reasonable possible.

NOTE 14 - CAPITAL STOCK

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

The Company had entered into various agreements with various vendors to issue shares of common stock in satisfaction of amounts payable for services rendered to the Company during 2005 and in prior years and in satisfaction of claims made against the Company. In addition, there are stock subscriptions representing equity investments for which shares of common stock have not been issued (see below). The total number of shares to be issued as of September 30, 2006 was 7,016,668.

In total, as of September 30, 2006, the Company was committed to issue an additional 24,140,601 shares of common stock.

ISSUANCES OF COMMON STOCK
On January 27, 2006, a stockholder partially exercised warrants to purchase 195,834 shares of the Company's common stock at an exercise price of $0.12 per share, for an aggregate exercise price of $23,500.

On May 12, 2006, the Company issued 208,334 shares of common stock to an investor with an aggregate purchase price of $25,000.

STOCK SUBSCRIBED
As of June 30, 2006, 4,126,668 shares of the Company's common stock with an aggregate purchase price of $470,000 were subscribed but remained unissued. During the three month period ended September 30, 2006, the Company did not receive any additional stock subscriptions for the purchase of shares of the Company's common stock.

As a result, as of September 30, 2006, 4,126,668 shares with an aggregate purchase price of $470,000 remain subscribed and unissued.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 14 - CAPITAL STOCK - continued

ISSUANCE OF WARRANTS

The Company evaluated all warrants to determine if they give rise to an embedded derivative that would need to be accounted for separately under SFAS No. 133 and EITF 00-19. The Company determined that, as it did not have a sufficient number of authorized and unissued shares of common stock available to settle the warrants, such warrants should be recorded as a liability. From the date of each issuance, the Company values the warrants at fair value, at the end of each reporting period (quarterly) with the change in value reported on the statement of operations as a "Gain (Loss) on Value of Derivative Liabilities," in the period in which the change occurred.

For the three- and nine month periods ended September 30, 2006 and 2005, the Company recognized a gain (loss) on the value of derivative liabilities of $(162,545), $110,290 and $72,942 and $75,569, respectively.

As previously described, on September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. This resulted in the elimination of the requirement to classify the value of the warrants as a liability. From the date of the various issuances through September 25, 2006, the Company valued the warrants at the end of each reporting period. On September 25, 2006, the fair value of the warrants of $435,882 was reclassified to additional paid-in capital.

The fair value of the warrants was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.59% to 5.01%; no dividend yield; an expected life of the warrant, equal to the full term of the warrant, ranging from 6 months to 32 months; and a volatility factor of 154.80% to 178.00%.

PREFERRED STOCK
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the creation of five million shares of "blank check" preferred stock. Subject to the provisions of the Company's Certificate of Amendment to the Articles of Incorporation and the limitations prescribed by law, the Board of Directors is expressly authorized at its discretion, without further stockholder action, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividends rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

NOTE 15 - STOCK OPTIONS

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

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 15 - STOCK OPTIONS - continued

ACCOUNTING FOR STOCK OPTIONS - continued
Since the required approval has been obtained from the stockholders, the Company has recognized $1,600,000 of stock based compensation for the three- and nine month periods ended September 30, 2006.

The fair value of these options was determined using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.19%; no dividend yield; an expected life of the options of 103 months; and a volatility factor of 352%.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), "Share Based Payment" utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of this Standard.

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

2006 STOCK INCENTIVE PLAN
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the "Plan").

Awards under the 2006 Stock Incentive Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the Plan, see the Company's Definitive Proxy Statement filed with the SEC on July 26, 2006. The Plan became effective on September 25, 2006.

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155
amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation (separation), clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. SFAS No. 155 is not expected to have a material effect on the financial position or results of operations of the Company.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS - continued
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption until approximately the third quarter of 2007 when the Company anticipated fulfilling all of its outstanding federal and state tax reporting obligations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which amends and puts in one place guidance on the use of fair value measurements which had been spread through four APB Opinions and thirty-seven FASB Standards. No extensions of the use of fair value measurements are contained in this new pronouncement and with some special industry exceptions (e.g., broker-dealers) no significant changes in practice should ensue. The standard is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the financial position or results of operations of the Company.

In addition, in September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This standard requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no plans to do so, this standard should not have any impact on the Company's financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements" (SAB 108), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending June 30, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Amended Quarterly Report on Form 10-QSB/A and our Annual Reports on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2005. This Amended Quarterly Report on Form 10-QSB/A contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of the Company's accounting policies are particularly important to the portrayal and understanding of its financial position and results of operations and require the application of significant judgment by management. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, the Company uses its judgment in making certain assumptions and estimates. The Company's critical accounting policies, which consist of revenue recognition, account receivable reserves, inventories and financial instruments, are described in the Annual Reports on Forms 10-KSB and 10-KSB/A for the year ended December 31, 2005. There have been no material changes to the Company's critical accounting policies as of September 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES
The Company's revenue, net of returns, allowances and discounts, for the three-and nine month periods ended September 2006, was $294 and $10,882, respectively, compared to $38,951 and $123,309, respectively, for the comparable three- and nine month periods of 2005. This decrease in revenue is primarily due to the fact that in the comparable periods of 2005, the Company made commercial sales of its Luminescent Product, which was sold to a major poster board and inkjet paper marketer. The marketer introduced a "Glow-in-the-Dark Sign Kit" that includes two sheets of Brightec's glow-in-the-dark paper in an 11"x14" poster board format and two "Inkjet Glow-in-the-Dark Photo Quality Paper Packs," one including five sheets of Brightec glow-in-dark paper in an 4"x6" format and the second including three sheets of Brightec glow-in-dark paper in an 8.5"x11" format.

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

GROSS PROFIT
The Company's gross profit was $176 (59.86%) and $5,863 (53.88%) for the three-and nine month periods ended September 30, 2006, compared to a gross profit of $13,758 (35.32%) and $26,701 (21.65%) for the comparable three- and nine month periods ended September 30, 2005, respectively. The increase in the level of the gross profit margin was primarily due to continued significant improvement in the manufacturing cost of the Company's products.

In addition, during the comparable periods of 2005, the Company was required to reduce its sales price to the marketer to which it made the commercial sale, in order for that marketer to maintain its own profit margins. Sales occurring during the three- and nine month periods ended September 30, 2006, were made directly to online customers through the Company's website and one sale to another company for their use. These sales did not require any reductions in sales price, thereby resulting in the increased gross profit margin achieved.

In order to continue to increase its gross profit percentage and compete favorably in the marketplace, the Company will need to continue lower its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased by $41,952 to $25,729 from $67,681 for the three month periods ended September 30, 2006 and 2005 and decreased by $68,587 to $79,349 from $147,936 for the nine month periods ended September 30, 2006 and 2005.

The decrease in research and development expenses for the three- and nine month periods ended September 30, 2006 was primarily due to a shift in the Company's focus from research and development related to developing a commercially viable product, which was achieved by the end of the first quarter of 2006, to selling and marketing that commercially viable product, beginning by the end of the second quarter of 2006. Unexpected delays due to the Company's amendments and restatements of its previously filed SEC reports and delays in shipment of alternative materials to produce the product caused the Company to delay the launch of the product until the first quarter of 2006.

SELLING AND MARKETING EXPENSES
Selling and marketing expenses increased by $15,156 to $22,490 from $7,334 for the three month periods ended September 30, 2006 and 2005 and decreased by $18,016 to $26,841 from $44,857 for the nine month periods ended September 30, 2006 and 2005.

The increase in selling and marketing expenses for the three month period ended September 30, 2006 was primarily due to the Company's shift in focus, during the second quarter of 2006, from research and development to marketing its commercially viable product achieved in the first quarter of 2006. In addition, a portion of the compensation of the Company's president was allocated to selling and marketing expenses since more of his efforts were spent on selling and marketing efforts, rather than general and administrative functions of the Company.

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

General and administrative expenses increased by $185,433 to $240,718 from $55,275 for the three month periods ended September 30, 2006 and increased by $51,674 to $408,397 from $356,723 for the nine month periods ended September 30, 2006 and 2005.

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

STOCK BASED COMPENSATION
On April 28, 2005, the Board of Directors voted to grant to certain employees, options for the purchase of 20,000,000 shares of the Company's common stock at an exercise price of $0.12 per share, exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

As previously discussed, on September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved an increase in the Company's authorized shares of common stock from 100 million to 245 million.

Since the required approval has been obtained from the stockholders, the Company has recognized $1,600,000 of stock based compensation for the three- and nine month periods ended September 30, 2006.

OTHER INCOME (EXPENSE)

INTEREST INCOME
For each of the three- and nine month periods ended September 30, 2006 and 2005, interest income was $3,182 and $9,443, respectively. Interest income was earned on the note receivable from a related party.

FOREIGN EXCHANGE GAINS (LOSSES)
The Company pays all of the expenses of its subsidiary, which are comprised of general and administrative expenses and expenses for research and development. Expenses of the subsidiary are denominated in Swiss francs, translated into U.S. dollars and recorded by the Company on the invoice date. Differences between the amount of U.S dollars required to purchase sufficient Swiss francs to pay the subsidiary's liabilities on the invoice date, and the required amount of US dollars to purchase Swiss francs when the subsidiary's liabilities are paid, are recorded as charges or credits to the income statement under the caption "Foreign exchange gains (losses)." For the three- and nine month periods ended September 30, 2006 and 2005, gains (losses) recognized from these differences were $0, ($258) $17,656, and ($129), respectively.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES
Gain (loss) on value of derivative liabilities for the three- and nine month periods ended September 30, 2006 and 2005 of $(162,545), $110,290, $72,942 and
$75,569, respectively, relates to the warrant liability. Such derivative liabilities are required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 14 - CAPITAL STOCK - ISSUANCE OF WARRANTS.

FINANCING COSTS
In April 2005, the Company issued to a stockholder a stock warrant for 3,600,000 shares of common stock as an inducement to exercise other stock warrants for 3,335,000 shares of common stock with an aggregate exercise price of $375,000. The value of the new warrants was $467,825. As the value of the new warrants was in excess of the amount received from the exercise of the older warrants, the value of the new warrants was first applied to additional paid-in capital with the difference of $92,825 being charged as financing costs. See NOTE 14 - CAPITAL STOCK - ISSUANCE OF WARRANTS.

INTEREST EXPENSE
For the three month period ended September 30, 2006 and 2005, interest expense was $23,542 and $1,015, respectively. Interest expense for the three month period ended September 30, 2006 included $23,167 relating to borrowings under the Line of Credit and $375 to related parties. Interest expense for the three month period ended September 30, 2005 was solely to related parties. For the nine month periods ended September 30, 2006 and 2005, interest expense was $30,041 and $7,095, respectively. Interest expense for the nine month period ended September 30, 2006 included $27,639 relating to borrowings under the Line of Credit and $7,095 to related parties. Interest expense for the nine month period ended September 30, 2005 was solely to related parties.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2006
Since inception, the Company's operations have not generated sufficient cash flow to satisfy the Company's capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company's common stock and debt securities. The Company has generated, from inception through September 30, 2006, cumulative net cash proceeds from the sale of its equity of approximately $4.95 million. The Company's net working capital deficit at September 30, 2006 was $3,883,735 compared to a deficit of $4,150,075 at December 31, 2005.

The Company's authorized capital stock consists of 245,000,000 shares of common stock, of which 100,000,000 were issued and outstanding at September 30, 2006 and 5,000,000 shares of preferred stock, none of which were outstanding as of September 30, 2006. As of September 30, 2006, the Company had also made commitments to issue an additional 24,348,935 shares of common stock. These additional shares of common stock had not been issued because prior to September 25, 2006, the Company had an insufficient number of authorized and unissued shares of common stock. The number of shares previously committed excludes shares of common stock to be issued upon the exercise of outstanding options and warrants. Amounts received for certain of these additional committed shares, which were purchased for cash, are reflected on the Company's balance sheet as "Stock Subscribed." Amounts received for the remaining additional committed shares, that are to be issued in exchange for consulting services or in exchange for settlement of obligations owed by the Company, are reflected in the Company's balance sheet as "Liability for Shares to be Issued."

On September 25, 2006, the Company's stockholders authorized the increase in the number of authorized shares of common stock from 100 million shares to 245 million shares. The Company intends to issue shares of common stock to satisfy all of its obligations under the various redemption agreements, stock subscriptions and agreements to issue shares of common stock in satisfaction of various amounts payable for services rendered, as soon as is reasonable practical.

At various times in 2004, 2005 and 2006, the Company's principal stockholder and other stockholders of the Company agreed to allow the Company to redeem 17,332,267 shares of their common stock for no additional consideration to allow the Company to fulfill its commitments to issue shares to consultants and investors of the Company. The Company anticipates issuing these shares in the fourth quarter of 2006.

Cash  increased  to $28,207 at  September  30, 2006 from $2,445 at December  31,
2005.

Net cash used for operating activities for the nine months ended September 30, 2006 was $493,283. The primary reason for the decrease was to fund the loss for the period.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $523,900.

The net cash provided was the result of cash received of $120,000 from the sale and subscription of common stock and the exercise of warrants, advances from related parties of $130,600, borrowings of $550,000 under the Company's line of credit, less net repayments of advances from related parties of $239,200 and payment of deferred financing expenses of $37,500.

ABILITY TO CONTINUE AS A GOING CONCERN
At September 30, 2006, the Company has generated minimal revenues from commercial sales of the Company's products. To date, the Company's operations have generated accumulated losses of $12,811,711. At September 30, 2006, the Company's current liabilities exceed its current assets by $3,883,735. The Company's ability to remedy this condition is uncertain due to the Company's current financial condition. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company believes it has the ability to obtain additional funds from its principal stockholders or through the issuance of additional debt or equity securities. In June 2006, the Company entered into a $750,000 Loan and Security Agreement as described above and in NOTE 11 - LINE OF CREDIT. The Company is continuing discussions with investors in its effort to obtain additional financing, however, there can be no assurances that the Company will be able to raise the funds it requires, or that if such funds are available, that they will be available on commercially reasonable terms. Our auditors have included a "going concern" paragraph in their auditors' opinion for the year ended December 31, 2005. Such a "going concern" paragraph may make it more difficult for the Company to raise funds when needed.

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

CREDIT AVAILABILITY:
As of September 30, 2006, the Company has a $ 750,000 line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust, of which $200,000 is unused. See NOTE 11 - LINE OF CREDIT for a discussion of the major terms of the agreement.

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

During the quarter ended September 30, 2006, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended. The evaluation included the effectiveness of the design and operation of the Company's disclosure and control procedures as they relate to the following: (1) the recognition, valuation and recording of derivative liabilities of the Company; (2) the valuation and recording of stock options and warrants issued and (3) the recording of stock subscriptions. The Company's evaluation, under the control of the Chief Executive Officer and a consultant who is a certified public accountant with knowledge and experience in the area of derivative liabilities, considered whether the Company's controls and procedures ensured that the information required to be recorded in the Company's accounting records and required to be disclosed in the Company's periodic reports is communicated, summarized, valued, recorded and reported within the time periods specified in the SEC's rules and forms as of the evaluation date.

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

As a result of the above matters, the Company restated its Form 10-KSB and audited financial statements for the years ended December 31, 2004 and December 31, 2005 as well as its Form 10-QSB and financial statements for the quarterly periods March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006 and June 30, 2006.

As a result of this evaluation and the subsequent inquiry from the Securities and Exchange Commission, the Company has made certain changes to its internal controls surrounding all aspects of the Company's handling of derivative liabilities, stock warrants, stock options, stock subscriptions and the valuation methods applied to all of the aforementioned items.

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

The Company believes that the new controls and procedures that the Company has implemented have addressed the Company's internal control failures and are reasonable to avoid a similar deficiency in the future.

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

Other than the matters described above, no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Special Meeting of Stockholders was held on September 25, 2006. The following matters were voted on (1) to elect two members to serve on the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified; (2) to vote on a proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of all classes of stock that the Company is authorized to issue from 100 million shares to 250 million shares and to increase the total number of authorized shares of Class A Common Stock from 100 million shares to 245 million shares; (3) to amend the Articles of Incorporation to create five million shares of "blank check" Preferred Stock; (4) to amend the Company's Articles of Incorporation to change the Company's name to "Brightec, Inc."; (5) to adopt a new long-term stock incentive plan (the "2006 stock incentive plan") pursuant to which 50 million of the Company's common stock will be reserved for issuance and available under such plan.

The vote tallies were as follows:

(1) Proposal to elect two members to serve on the Board of Directors until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

                                                         FOR          WITHHOLD
                                                     ------------   ------------
     Patrick Planche                                   60,947,401      5,797,215
     David J. Geffen                                   60,947,401      5,797,215

(2) Proposal to amend the Company's Articles of Incorporation to increase the total number of authorized shares of classes of stock that the Company is authorized to issue from 100 million shares to 250 million shares, and to increase the total number of authorized shares of Class A Common Stock from 100 million shares to 245 million shares.

     FOR               AGAINST          ABSTENTIONS      BROKER NON-VOTES
----------------   ----------------   ----------------   ----------------
      66,660,661             58,955             25,000                  0

(3) Proposal to amend the Articles of Incorporation to create 5 million shares of "blank check" Preferred Stock

     FOR               AGAINST          ABSTENTIONS      BROKER NON-VOTES
----------------   ----------------   ----------------   ----------------
      61,512,231          5,206,885             25,500                  0

(4) Proposal to amend the Company's Articles of Incorporation to change the Company's name to "Brightec, Inc."

     FOR               AGAINST           ABSTENTIONS     BROKER NON-VOTES
----------------   ----------------   ----------------   ----------------
      66,718,761                355             25,500                  0

(5) Proposal to adopt a new long-term stock incentive plan (the "2006 stock incentive plan") pursuant to which 50 million of the Company's common stock will be reserved for issuance and available under such plan.

      FOR              AGAINST          ABSTENTIONS     BROKER NON-VOTES
----------------   ----------------   ----------------   ----------------
      53,041,476         13,678,140             25,000                  0

All proposals, having received the requisite number of votes, were approved. There were no other matters that were properly brought before the special meeting, which were considered and voted upon by the stockholders.

ITEM 5. OTHER INFORMATION
Not Applicable

ITEM 6. EXHIBITS

NUMBER  DESCRIPTION OF EXHIBIT
------  ------------------------------------------------------------------------
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

                                       BRIGHTEC, INC.


Date: May 7, 2007                      By: /s/ Patrick Planche
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

NUMBER  DESCRIPTION OF EXHIBIT
------  ------------------------------------------------------------------------
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