Form 10QSB
period 2007-03-31
BRIGHTEC, INC
filed 2007-05-14
CIK 894537

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

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

The Company had 128,942,837 shares of Common Stock, $0.001 par value, issued and outstanding as of May 7, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

================================================================================

                                      INDEX

                                                                                          Page Number
                                                                                          -----------
Note Regarding Forward Looking Statements                                                      3

Part I.  Financial Information

     Item 1.  Financial Statements

       Consolidated Balance Sheet at March 31, 2007 - Unaudited                                4

       Consolidated Statements of Operations and Accumulated Deficit and Comprehensive
        Income (Loss) for the Three Months Ended March 31, 2007 and 2006 - Unaudited           5

       Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 2007 and 2006 - Unaudited                                                    6

       Notes to Consolidated Financial Statements - Unaudited                               7 - 12

     Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        13 - 17

     Item 3.  Controls and Procedures                                                         18

Part II. Other Information

     Item 1.  Legal Proceedings                                                               19

     Item 2.  Unregistered Sales of Equity and Use of Proceeds                                19

     Item 3.  Defaults upon Senior Securities                                                 19

     Item 4.  Submission of Matters to a Vote of Security Holders                             19

     Item 5.  Other Information                                                               19

     Item 6.  Exhibits                                                                        20

Signatures                                                                                    21

Exhibit Index                                                                                 22

Exhibit 31          Certification of Chief Executive and Financial Officer Pursuant
                     to 18 U.S.C Section  1850, As Adopted  Pursuant to Section 302
                     of the Sarbanes-Oxley Act of 2002 (filed herewith).                      E-1

Exhibit 32          Certification of Chief Executive and Financial Officer Pursuant
                     to Rule  13a-14(b) of the  Exchange  Act and 18 U.S.C  Section
                     1850,  as Adopted  Pursuant  to Section  906 of the  Sarbanes-
                     Oxley Act of 2002 (filed herewith).                                      E-2

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

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          BRIGHTEC, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                 March 31, 2007
                                   (Unaudited)

                                         ASSETS

Current assets
     Cash                                                                $      15,165
     Accounts receivable                                                           510
     Inventory                                                                 102,269
     Prepaid expenses                                                            6,063
     Deferred financing expense                                                 17,747
                                                                         -------------
                                                  TOTAL CURRENT ASSETS         141,754
                                                                         -------------
Office and photographic equipment                                               23,511
Less accumulated depreciation                                                  (23,511)
                                                                         -------------
                                                                                     -
                                                                         -------------
Deposit                                                                          2,041
Deferred offering costs                                                         20,085
                                                                         -------------
                                                                                22,126
                                                                         -------------
                                                          TOTAL ASSETS   $     163,880
                                                                         =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                                      $     650,000
     Accounts payable                                                           69,371
     Accrued liabilities (includes related party interest of $1,035)           338,401
     Advances due to related parties                                           178,970
                                                                         -------------
                                             TOTAL CURRENT LIABILITIES       1,236,742
                                                                         -------------
Stockholders' deficit
     Preferred stock                                                                 -
     Common stock                                                              128,943
     Additional paid-in capital                                             11,919,443
     Accumulated deficit                                                   (13,315,751)
     Accumulated other comprehensive income (loss)                             194,503
                                                                         -------------
                                           TOTAL STOCKHOLDERS' DEFICIT      (1,072,862)
                                                                         -------------
                           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $     163,880
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

                          BRIGHTEC, INC. AND SUBSIDIARY
              Consolidated Statements of Operations and Accumulated
                     Deficit and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                            FOR THE THREE MONTHS ENDING
                                                                                     MARCH 31,
                                                                         ----------------------------------
                                                                               2007              2006
                                                                         ---------------    ---------------
                                                                                             (As Restated)
Sales                                                                    $         1,859    $         3,576
Cost of sales                                                                        751              1,760
                                                                         ---------------    ---------------
Gross profit                                                                       1,108              1,816
                                                                         ---------------    ---------------
Operating expenses
     Research and development                                                     17,694             22,788
     Selling and marketing                                                        23,344              2,466
     General and administrative                                                  177,993             78,486
                                                                         ---------------    ---------------
                                                                                 219,031            103,740
                                                                         ---------------    ---------------
Operating loss                                                                  (217,923)          (101,924)
                                                                         ---------------    ---------------
Other Income (Expense)
     Interest income - related party                                                  37              3,113
     Gain on value of derivative liabilities                                           -            179,114
     Interest expense (including related party interest of
      ($1,035 and $1,095, respectively)                                          (34,618)            (1,095)
                                                                         ---------------    ---------------
                                                                                 (34,581)           181,132
                                                                         ---------------    ---------------
Net income (loss)                                                               (252,504)            79,208
Accumulated deficit - beginning                                              (13,063,247)       (10,772,987)
                                                                         ---------------    ---------------
Accumulated deficit - ending                                             $   (13,315,751)   $   (10,693,779)
                                                                         ===============    ===============
Basic and diluted net income (loss) per share                            $          0.00    $          0.00
                                                                         ===============    ===============
Weighted average number of shares used in
 computation of basic and diluted net loss per share                         124,793,244        100,000,000
                                                                         ===============    ===============
COMPREHENSIVE INCOME (LOSS)
     Net income (loss)                                                   $      (252,504)   $        79,208
     Foreign translation adjustment                                               (4,441)             3,976
                                                                         ---------------    ---------------
     Comprehensive income (loss)                                         $      (256,945)   $        83,184
                                                                         ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

                          BRIGHTEC, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the Three Months Ending
                                                                                     March 31,
                                                                         ----------------------------------
                                                                              2007               2006
                                                                         ---------------    ---------------
                                                                                             (As Restated)
Cash flows from operating activities
Net income (loss)                                                        $      (252,504)   $        79,208
Adjustments to reconcile net income (loss) to net cash
 used for operating activities:
          Amortization of deferred financing costs                                26,622                  -
          Accrued interest on note receivable - related party                          -             (1,998)
          Gain on value of derivative liabilities                                      -           (179,114)
Changes in operating assets and liabilities:
     (Increase) decrease in:
          Accounts receivable                                                       (510)             3,183
          Inventory                                                               (3,679)             3,977
          Prepaid expenses                                                          (895)             6,064
          Deposit                                                                    744                  -
     Increase (decrease) in:
          Accounts payable                                                       (10,739)           (45,782)
          Accrued liabilities                                                     33,853             39,913
                                                                         ---------------    ---------------
                            Net cash used for operating activities              (207,108)           (94,549)
                                                                         ---------------    ---------------
Cash flows from investing activities
     Repayment of related party note receivable                                   10,993                  -
                                                                         ---------------    ---------------
                            Net cash provided by investing activities             10,993                  -
                                                                         ---------------    ---------------
Cash flows from financing activities
     Advances from related party                                                 190,000                  -
     Cash received for sale of common stock, exercise of
      warrants and stock subscribed                                                    -            118,500
     Cash paid for services related to capital raise                             (15,085)                 -
     Repayment of advances from related party                                    (11,030)            (9,200)
                                                                         ---------------    ---------------
                         Net cash provided by financing activities               163,885            109,300
                                                                         ---------------    ---------------
Effects of changes in foreign exchange rates                                      (4,441)             3,976
                                                                         ---------------    ---------------
                                   Net increase (decrease) in cash               (36,671)            18,727
Cash - beginning                                                                  51,836              2,445
                                                                         ---------------    ---------------
Cash - ending                                                            $        15,165    $        21,172
                                                                         ===============    ===============
Supplemental disclosures of cash flows information
     Cash paid during the period for interest                            $        33,583    $             -
                                                                         ===============    ===============
Non-cash activities
     Liability to stockholders for shares redeemed and cancelled         $             -    $        13,708
                                                                         ===============    ===============
     Issuance of warrants relating to private placements                 $             -    $       114,084
                                                                         ===============    ===============
     Exercise of warrants classified as liabilities                      $             -    $       (25,450)
                                                                         ===============    ===============
     Issuance of common stock related to capital raise                   $       174,000    $             -
                                                                         ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements.

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

Restatement of March 31, 2006 Interim Consolidated Financial Statements
On March 3, 2007, the Company amended its Form 10-QSB for the period March 31, 2006, as previously filed on June 30, 2006.

The Company determined that warrants issued for the purchase of the Company common stock, originally classified as a component of stockholders' deficit, should have been recognized as a liability. As of December 31, 2005, the Company's liability for outstanding warrants was $252,135. During the three month period ended March 31, 2006, the Company issued warrants initially valued at $114,084 and warrants valued at $5,472 were exercised. The Company was required to revalue this liability at the end of every reporting period. Accordingly, for the three months ended March 31, 2006, the Company reduced the value of the liability and recognized a gain on value of derivative liabilities of $179,114. See NOTE 11 - WARRANT LIABILITY.

The effect of the restatement was to increase the net income of the Company by $179,114 (less than $0.01 per share) for the three months ended March 31, 2006.

NOTE 2 -  INTERIM  FINANCIAL  STATMENTS
The accompanying unaudited consolidated financial statements at March 31, 2007 and for the three-month period then ended includes the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $1,094,988 and an accumulated deficit of $13,315,751 at March 31, 2007, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations through the 2007 calendar year; however, there can be no assurances that such financing can be obtained.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN - continued
On March 30, 2007 (the "Closing Date"), the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of its common stock, par value $0.001 per share (the "Common Stock") for a total purchase price of up to $10,000,000. See NOTE 12 - COMMON STOCK.

NOTE 4 - EARNINGS (LOSS) PER SHARE
The Company computes earnings or loss per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

                                                (Unaudited)       (Unaudited)
                                               March 31, 2007    March 31, 2006
                                              ---------------   ---------------
                                                                 (As Restated)
Warrants (weighted average)                         6,737,499         4,288,968
                                              ===============   ===============
Convertible debt (weighted average)                 5,416,667                 -
                                              ===============   ===============
Stock options (weighted average)                   24,962,911                 -
                                              ===============   ===============

NOTE 5 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2007:

         Raw materials                        $        21,825
         Work in process                               23,031
         Finished goods                                57,413
                                              ---------------
                                              $       102,269
                                              ===============

NOTE 6 - DEFERRED FINANCING EXPENSES
In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust ("Ross/Fialkow") (see
NOTE 11 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black/Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Loan and Security Agreement (twelve months). As of March 31, 2007, the balance of deferred financing expense consisted of the following:

         Commitment fee                       $        37,500
         Value of warrants issued                      68,985
         Less:  accumulated amortization              (88,738)
                                              ---------------
                                              $        17,747
                                              ===============

NOTE 7 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of March 31, 2007 and December 31, 2006 since it does not have the required information. The Company has not filed its federal and state corporate

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 7 - INCOME TAXES - continued
tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended, if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 8 - RELATED PARTY TRANSACTIONS
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bears interest at a fixed rate of 5.05% and is full-recourse. Interest on the note is accrued quarterly and due annually. During the three months ended March 31, 2007, the entire outstanding balance of $10,993 plus interest was paid in full. The Company recognized interest income of $37 and $3,113 for each of the three month periods ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the Company owed its president $178,970 in connection with advances made by him to the Company. During the three-month period ended March 31, 2007, he made advances to the Company of $190,000, of which $11,030 was used to repay the aforementioned note receivable from him. The Company did not repay any of the remaining advances. All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.95% at March 31, 2007) calculated and accrued monthly. For the three months ended March 31, 2007 and 2006, the Company incurred $1,035 and $1,095 of interest expense on the outstanding advances.

NOTE 9 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000. The line expires on July 15, 2007 and advances under the line bear interest at 20% per annum. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company's common stock at the rate of $.12 per share. Such shares carry piggy-back registration rights. All assets of the Company have been pledged, including the assets of the Company's wholly-owned subsidiary, Brightec S.A., a Swiss corporation (the "Subsidiary"). In addition, the Company is required to file a registration statement on Form S-1 with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by July 15, 2007.

As of March 31, 2007, the outstanding balance on the line of credit was $650,000. Interest expense was $33,583 for the three months ended March 31, 2007.

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

NOTE 10 - ACCRUED EXPENSES
At March 31, 2007, accrued expenses consisted of the following:

Executive officer compensation                            $     225,000
Professional fees                                                45,415
Employee compensation                                            40,000
Payroll and other taxes                                           3,817
Consulting and other miscellaneous expenses                      11,940
Interest (including related party interest of $1,035)            12,229
                                                          -------------
                                                          $     338,401
                                                          =============

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 11 - WARRANT LIABILITY
Prior to September 25, 2006, the Company had issued all of its shares of authorized common stock. As a result, the value of warrants issued had to be recognized as a liability pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. The Company was required to revalue the warrants at the end of every reporting period with the change in value reported on the statement of operations as "Gain on Value of Derivative Liabilities" in the period in which the change occurred. As of March 31, 2006, the Company recognized a gain on the value of derivative liabilities of $179,114.

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

NOTE 12 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
Under the Company's charter, 245,000,000 shares of $0.001 par value common stock and 5,000,000 shares of "blank check" preferred stock are authorized. As of March 31, 2007, 128,942,837 shares of common stock were issued and outstanding. There were no shares of preferred stock outstanding as of March 31, 2007.

Preferred Stock
Five million shares of "blank check" preferred stock are authorized under the Company's Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The board of directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

Issuances of Common Stock
On March 30, 2007, the Company issued 4,000,000 shares of common stock, valued at $164,000, to Cornell in satisfaction of a commitment fee in connection with the signing the SEDA on the same date. For the three months ended March 31, 2007, the Company recognized the $164,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

In addition, on March 30, 2007, the Company issued 243,902 shares of common stock, valued at $10,000, Newbridge Securities Corporation, in satisfaction of and upon the execution of the Placement Agent Agreement ("PAA") on the same date. For the three months ended March 31, 2007, the Company recognized the $10,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

Standby Equity Distribution Agreement
On the Closing Date, the Company entered into a SEDA with Cornell pursuant to which the Company may, at its discretion, periodically sell to Cornell shares of the Common Stock for a total purchase price of up to $10,000,000. For each share of Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of Common Stock ("Commitment Shares") to

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 12 - CAPITAL STOCK - continued

Standby Equity Distribution Agreement - continued
Cornell as a  commitment  fee, of which  2,000,000  Commitment  Shares will have
demand   registration   rights  and  2,000,000   Commitment   Shares  will  have
"piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. The Company has paid to Yorkville Advisors, LLC ("Yorkville") a structuring fee equal to $15,000 on the Closing Date and shall pay $500 to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the Company and Cornell and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than $300,000.

The Company also entered into the PAA, dated as of the Closing Date, by and between the Company and Newbridge Securities Corporation ("Newbridge") pursuant to which the Company engaged Newbridge to act as it exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, the Company issued to Newbridge 243,902 shares (the "Placement Agent Shares") of the Company's Common Stock. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

Deferred Offering Costs
The Company paid $15,000 to Yorkville for structuring fees, $5,000 to Cornell for due diligence fees and $85 to record the issuance of the Cornell and Newbridge shares with the Company's stock transfer agent. As shares of the Company's common stock cannot be sold to Cornell until the Company files, and has declared effective, an S-1 registration statement, such costs were deferred. Total deferred offering costs at March 31, 2007 amounted to $20,085. Such costs will be offset against equity raised.

Issuances of Warrants
The Company did not issue any warrants during the three months ended March 31, 2006. During the quarter ended March 31, 2007, warrants for the purchase of 416,667 shares of the Company's common stock expired.

As of March 31, 2007, the Company has warrants outstanding for the purchase of 6,320,832 shares of common stock at an exercise price of $0.12 per share.

2006 Stock Incentive Plan
An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

NOTE 13 - COMPREHENSIVE INCOME
The Company reports comprehensive income (loss) in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

                          BRIGHTEC, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAF No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB and 10-KSB/A for the year ended December 31, 2006. This Quarterly Report on Form 10-QSB contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes", "anticipates", "plans", "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies, which consist of revenue recognition, account receivable reserves and inventories, are described in our Annual Reports on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2007.

OVERVIEW
Brightec develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's Luminescent Product has been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company manufactures through third-party manufacturers, markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology that enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company expects to offer its products in sheets and rolls.

ABILITY TO CONTINUE AS A GOING CONCERN
The Company has a working capital deficit of approximately $1,095,000, an accumulated deficit of approximately $13,316,000 at March 31, 2007 and recurring negative operating cash flows since inception. The future viability of the Company is dependent upon the Company's ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007, we entered into a $10,000,000 SEDA as described above. In addition, the Company's president has advanced $235,000 through April 30, 2007.

We are continually having discussions with investors in its effort to obtain additional financing; however, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms. Our ability to continue to operate as a going concern is primarily dependent upon our ability to generate the necessary financing to effectively market and produce our products, to establish profitable operations and to generate positive operating cash flows. If we fail to raise funds or are unable to generate operating profits and positive cash flows, there are no assurances that we will be able to continue as a going concern and we may be unable to recover the carrying value of our assets. We believe that we will be successful in generating the necessary financing to fund our operations through the 2007 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2007  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2006

REVENUES
Our revenues, net of returns, allowances and discounts, for the three month period ended March 31, 2007, were $1,859 compared to $3,576 for the comparable three months of 2006. This decrease in revenue is due to a decrease in the amount of sales made through the Company's online webstore.

In addition, we did not make any commercial sales of our product because we continued to focus on improving our cost structure in order for us to be competitive once our product launch occurs, particularly as it relates to the professional graphics industry. We want to position ourselves to introduce a wide range of products for that industry market segment rather than introduce products as they become ready to be introduced to the marketplace. We anticipated that we would introduce our product line late in the fourth quarter of 2006; however, due to a technical complication we had to postpone the product launch. We now anticipated that the introduction of the product to the market will take place by the third quarter of 2007.

GROSS PROFIT
Our gross profit percentage was $1,108 (59.6%) for the three month period ended March 31, 2007, compared to a gross profit of $1,186 (50.8%) for the comparable three month period in fiscal 2006. The decrease in the Company's gross profit was due to the decrease in revenue previously discussed.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses decreased by $5,094 for the three months ended March 31, 2007 to $17,694 from $22,788 for the comparable three months of 2006. The decrease in fiscal 2007 was primarily due to the lack of specific costs incurred in relation to testing of new raw materials, during manufacturing trial runs, to be used in the manufacturing of the Luminescent Product. During the comparable period of 2006, we tested various mediums to be used for our printable surface and various pigments to be used to create our luminescent "effect."

SELLING AND MARKETING EXPENSES
Selling and marketing expenses consist of payroll, costs to maintain our website, travel and fees paid in connection with promotional activities, press releases and shareholder communications. Selling and marketing expenses increased by $20,878 for the three months ended March 31, 2007 to $23,344 from $2,466 for the comparable three months of 2006. The increase in selling and marketing expenses was due to increases in payroll costs for an employee who previously worked as a consultant, increases in costs related to the redesign of our website, increases in costs for marketing and promotion and travel related to our anticipated product launch by the third quarter of 2007.

We anticipate  that once our product  launch  occurs,  our selling and marketing
expenses  will  increase   significantly  as  we  introduce   ourselves  to  the
marketplace and maximize the exposure of our products to the consumer.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, financing costs and rent as well as legal and accounting fees. General and administrative expenses increased by $99,507 for the three months ended March 31, 2007 to $177,993 from $78,486 for the comparable three months of 2006. The increase was primarily due to an increase in professional fees and printing costs relating to the amending and restating of our 2004 and 2005 Annual Reports on Form 10-KSB/A and our Quarterly Reports on Form 10-QSB/A for the periods ending March 31, 2005, June 30, 2005, September 30, 2005 and March 31, 2006. The increase is also due to the amortization of financing costs incurred relating to our line of credit, which we acquired in the second quarter of 2006.

OTHER INCOME (EXPENSE)

INTEREST INCOME
For the three months ended March 31, 2007 and 2006, interest income was $37 and $3,113, respectively. Interest income is dependent on the outstanding balance of a note receivable from our president. As of March 31, 2007, the entire outstanding balance of the note receivable was paid in full and we do not have any other sources from which we derive interest income. We do not currently anticipate recognizing any future interest income.

GAIN ON VALUE OF DERIVATIVE LIABILITIES
Gain on value of derivative liabilities of $0 and $179,114 for the three months ended March 31, 2007 and 2006, respectively, related to the warrant liability. Such derivative liabilities were required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 11 - WARRANT LIABILITY of the Company's financial statements.

INTEREST EXPENSE
For the three months ended March 31, 2007 and 2006, interest expense was $34,618 and $1,095, respectively. Interest expense is dependent on the outstanding balance of our line of credit entered into on June 8, 2006 and the outstanding balance of cash advances we received from our president.

For the three months ended March 31, 2007, we incurred interest of $33,583 on our line of credit. We also incurred interest on cash advances from our president of $1,035. For the three months ended March 31, 2006, the interest incurred of $1,095 was on the outstanding balance of cash advances received from our president.

INCOME TAXES
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2007
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have generated, from inception through March 31, 2007, cumulative net cash proceeds from the sale of our equity of approximately $4.9 million. Our net working capital deficit at March 31, 2007 was $1,094,988 compared to a deficit of $829,695 as of December 31, 2006.

Our authorized capital stock consists of 245,000,000 shares of common stock, of which 128,942,837 shares were issued and outstanding at March 31, 2007. The number of shares issued excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

Cash decreased to $15,165 at March 31, 2007 from $51,836 at December 31, 2006.

Net cash used for operating activities for the three months ended March 31, 2007 was $207,108. The primary reason for the decrease was to fund the loss for the period.

Net cash provided from investing activities for the three months ended March 31, 2007 amounted to $10,993 and represented repayments of the related party note receivable.

Net cash provided by financing activities for the three months ended March 31, 2007 was $163,885. The net cash provided was the result of cash received of $178,970 from net advances received from our president net of $15,085 paid for services related to our entry into the SEDA.

On the Closing Date, we entered into the SEDA with Cornell, pursuant to which we may, at our discretion, periodically sell to Cornell Common Stock for a total purchase price of up to $10,000,000. For each share of Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock ("Commitment Shares") to Cornell as a commitment fee, of which 2,000,000 Commitment Shares will have demand registration rights and 2,000,000 Commitment Shares will have "piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. We paid Yorkville a structuring fee equal to $15,000 on the Closing Date and shall pay $500 to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the us and Cornell and (b) the amount for each Advance as designated by us in the applicable Advance Notice shall not be more than $300,000.

We also entered into the PAA, dated as of the Closing Date, by and between us and Newbridge pursuant to which the we engaged Newbridge to act as our exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, we issued to Newbridge the Placement Agent Shares. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

See a further discussion in NOTE 12 - CAPITAL STOCK of the Company's financial statements.

ABILITY TO CONTINUE AS A GOING CONCERN:
At March 31, 2007, we have generated minimal revenues from commercial sales of the Company's products. To date, our operations have generated accumulated losses of $13,315,751. At March 31, 2007, our current liabilities exceed our current assets by $1,094,988. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007 we entered into a $10,000,000 SEDA as described above. In addition, the Company's president has advanced monies totaling $235,000 through April 30, 2007. We are continually having discussions with investors in its effort to obtain additional financing; however, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

Our ability to continue to operate as a going concern is primarily dependent upon our ability to generate the necessary financing to effectively market and produce our products, to establish profitable operations and to generate positive operating cash flows. If we fail to raise funds or are unable to generate operating profits and positive cash flows, there are no assurances that we will be able to continue as a going concern and we may be unable to recover the carrying value of our assets. We believe that we will be successful in generating the necessary financing to fund our operations through the 2007 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY:
We have a $750,000 Agreement with Ross/Fialkow, as described in NOTE 9 - LINE OF CREDIT of our consolidated financial statements. As of March 31, 2007 we had borrowed $650,000 of the $750,000 available under this agreement.

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

COMMITMENTS:
The Company had no material capital expenditure commitments as of March 31, 2007.

EFFECTS OF INFLATION:
Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3.  CONTROLS AND PROCEDURES
During the last seven years, the Company did not have an accounting department, but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of its financial statements. Upon the completion of audit of the December 31, 2005 financial statements, the Company received a letter from its independent registered public accounting firm indicating that the Company has material weaknesses with respect to (1)
accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's Board of Directors and (4) the preparation of its financial statements, in an accurate and timely fashion. The Company's management agrees with the assessment of the Company's independent registered public accounting firm and is developing a plan to address these material weaknesses.

As of June 30, 2006, we began to carry out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar years ended December 31, 2006 and 2005, the Company had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2006 and 2005. As a result, the figures for the three months ended March 31, 2006, which are presented in this document, required restatement from their previous filing. Management believes this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and for the three-and six months periods ended June 30, 2006, to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there had been a tremendous improvement in the internal control system in the first six months of 2006, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is management's intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

We are continually monitoring our internal control system for weaknesses and ways in which the system might be improved to further enhance the effectiveness of our controls over the material weaknesses identified by our independent registered public accounting firm and to ensure and enhance effective controls over the analysis, preparation and dissemination of our financial information.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following equity transactions occurred during the period January 1, 2007 to March 31, 2007 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On March 30, 2007, we issued 4,000,000 to Cornell as commitment fee, at a market price of $0.041 per share or an aggregate market value of $164,000.

On March 20, 3007, we issued 243,902 shares to Newbridge to act as our exclusive placement agent in connection with the SEDA. The shares were issued at a market price of $0.041 per share or an aggregate market value of $10,000.

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