Form 10QSB
period 2007-06-30
BRIGHTEC, INC
filed 2007-08-20
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                      Commission File Number: 033-55254-27


                                 BRIGHTEC, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                Nevada                                      87-0438637
    -------------------------------                      ------------------
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

The Company had 141,142,837 shares of Common Stock, $0.001 par value, issued and outstanding as of August 17, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX

                                                                     Page Number

Note Regarding Forward Looking Statements                                 3

Part I.  Financial Information

     Item 1.  Financial Statements

       Consolidated Balance Sheet at June 30, 2007 - Unaudited            4

       Consolidated Statements of Operations and Accumulated Deficit
         and Comprehensive Income (Loss) for the Three- and Six Month
         Periods Ended June 30, 2007 and 2006 - Unaudited                 5

       Consolidated Statements of Cash Flows for the Three- and
         Six Month Periods Ended June 30, 2007 and 2006 - Unaudited       6

       Notes to Consolidated Financial Statements - Unaudited           7 - 13

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    14 - 18

     Item 3.  Controls and Procedures                                    19

Part II. Other Information

     Item 1.  Legal Proceedings                                          20

     Item 2.  Unregistered Sales of Equity and Use of Proceeds           20

     Item 3.  Defaults upon Senior Securities                            20

     Item 4.  Submission of Matters to a Vote of Security Holders        20

     Item 5.  Other Information                                          20

     Item 6.  Exhibits                                                   21

Signatures                                                               22

Exhibit Index                                                            23

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


                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          Brightec, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                  June 30, 2007
                                   (Unaudited)

                                     ASSETS
Current assets
     Cash                                                                      $     32,700
     Accounts receivable                                                                510
     Inventory                                                                      241,911
     Prepaid expenses                                                                26,528
                                                                               ------------
                                                       TOTAL CURRENT ASSETS         301,649
                                                                               ------------

Office and photographic equipment                                                    23,511
Less accumulated depreciation                                                       (23,511)
                                                                               ------------
                                                                                         --
                                                                               ------------

Deposit                                                                               2,041
Deferred offering costs                                                              20,085
                                                                               ------------
                                                                                     22,126
                                                                               ------------

                                                               TOTAL ASSETS    $    323,775
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                                            $    650,000
     Accounts payable                                                               102,826
     Accrued liabilities (including related party interest of $4,878)               290,462
     Advances due to related parties                                                368,970
                                                                               ------------
                                                  TOTAL CURRENT LIABILITIES       1,412,258
                                                                               ------------

Stockholders' deficit
     Preferred stock                                                                     --
     Common stock                                                                   141,143
     Additional paid-in capital                                                  12,403,923
     Accumulated deficit                                                        (13,834,273)
     Accumulated other comprehensive income                                         200,724
                                                                               ------------
                                                TOTAL STOCKHOLDERS' DEFICIT      (1,088,483)
                                                                               ------------

                                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    323,775
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


                                              Brightec, Inc. and Subsidiary
                                  Consolidated Statements of Operations and Accumulated
                                         Deficit and Comprehensive Income (Loss)
                                                       (Unaudited)

                                                             For the Three Months               For the Six Months
                                                                Ended June 30,                    Ended June 30,
                                                        ------------------------------    ------------------------------
                                                            2007             2006             2007             2006
                                                        -------------    -------------    -------------    -------------
                                                                         (As Restated)                     (As Restated)
Sales                                                   $       3,391    $       7,012    $       5,250    $      10,588

Cost of sales                                                   1,899            3,141            2,650            4,901
                                                        -------------    -------------    -------------    -------------

Gross profit                                                    1,492            3,871            2,600            5,687
                                                        -------------    -------------    -------------    -------------

Operating expenses
   Research and development                                    37,551           30,832           55,245           53,620
   Selling and marketing                                       57,999            1,885           81,343            4,351
   General and administrative (including related
      party expenses of $0, $20,000, $0 and $20,000
      respectively)                                           259,384           89,193          437,377          167,679
                                                        -------------    -------------    -------------    -------------
                                                              354,934          121,910          573,965          225,650
                                                        -------------    -------------    -------------    -------------

Operating loss                                               (353,442)        (118,039)        (571,365)        (219,963)
                                                        -------------    -------------    -------------    -------------
Other Income (Expense)
   Interest income - related party                                 --            3,148               37            6,261
   Foreign exchange gains                                          --           17,656               --           17,656
   Gain on value of derivative liabilities                         --           56,373               --          235,487
   Financing costs                                           (128,680)              --         (128,680)              --
   Interest expense (including related party interest
      of $3,848, $932, $4,878 and $2,027,
      respectively)                                           (36,400)          (5,404)         (71,018)          (6,499)
                                                        -------------    -------------    -------------    -------------
                                                             (165,080)          71,773         (199,661)         252,905
                                                        -------------    -------------    -------------    -------------

Net income (loss)                                            (518,522)         (46,266)        (771,026)          32,942

Accumulated deficit - beginning                           (13,315,751)     (10,693,779)     (13,063,247)     (10,772,987)
                                                        -------------    -------------    -------------    -------------

Accumulated deficit - ending                            $ (13,834,273)   $ (10,740,045)   $ (13,834,273)   $ (10,740,045)
                                                        =============    =============    =============    =============

Basic and diluted net income (loss) per share           $        0.00    $        0.00    $       (0.01)   $        0.00
                                                        =============    =============    =============    =============
Weighted average number of shares used in
computation of basic and diluted net
income (loss) per share                                   130,709,870      100,000,000      127,767,901      100,000,000
                                                        =============    =============    =============    =============

COMPREHENSIVE INCOME (LOSS)

     Net income (loss)                                  $    (518,522)   $     (46,266)   $    (771,026)   $      32,942

     Foreign currency translation gain (loss)                   6,221          (18,225)           1,780          (14,249)
                                                        -------------    -------------    -------------    -------------
     Comprehensive income (loss)                        $    (512,301)   $     (64,491)   $    (769,246)   $      18,693
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


                                         Brightec, Inc. and Subsidiary
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                               ------------------------------
                                                                                   2007             2006
                                                                               -------------    -------------
                                                                                                (As Restated)
Cash flows from operating activities

Net income (loss)                                                              $    (771,026)   $      32,942
Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Amortization of deferred financing costs                                        44,369            8,874
      General and administrative expenses associated with stock based
         transactions                                                                 60,500               --
      Selling and marketing expenses associates with stock based
         transactions                                                                 22,500               --
      Financing costs associated with stock based transactions                       128,680               --
      Accrued interest on advances from related party                                  4,878            2,027
      Accrued interest on note receivable - related party                                (37)          (3,518)
      Loss on value of derivative liabilities                                             --         (235,487)
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                               (510)          (3,190)
      Inventory                                                                     (143,321)         (34,540)
      Prepaid expenses                                                               (16,360)          (1,411)
      Deposit                                                                            744               --
   Increase (decrease) in:
      Accounts payable                                                                22,716          (35,830)
      Accrued liabilities                                                             56,036           38,326
                                                                               -------------    -------------
                                   Net cash used for operating activities           (590,831)        (231,807)
                                                                               -------------    -------------

Cash flows from investing activities
   Repayment of note receivable - related party                                       11,030               --
                                                                               -------------    -------------
Cash flows from financing activities
   Cash received for sale of common stock, exercise of
      warrants and stock subscribed                                                       --          120,000
   Advances on line of credit                                                             --          350,000
   Advances received from related party                                              590,000           95,600
   Repayment of advances from related party                                          (11,030)        (176,200)
   Payment of deferred financing costs                                                    --          (37,500)
   Payment of deferred offering costs                                                (20,085)              --
                                                                               -------------    -------------
                                Net cash provided by financing activities            558,885          351,900
                                                                               -------------    -------------

Effects of changes in foreign exchange rates                                           1,780          (14,249)
                                                                               -------------    -------------

                                          Net increase (decrease) in cash            (19,136)         105,844

Cash - beginning                                                                      51,836            2,445
                                                                               -------------    -------------

Cash - ending                                                                  $      32,700    $     108,289
                                                                               =============    =============
Supplemental disclosures of cash flows information
   Cash paid during the period for interest                                    $      77,334    $          --
                                                                               =============    =============
Non-cash activities
   Issuance of common stock related to capital raise                           $       4,244    $          --
                                                                               =============    =============
   Issuance of common stock in satisfaction of accrued liabilities -
      related party                                                            $     150,000    $          --
                                                                               =============    =============
   Issuance of common stock in satisfaction of advances from related
      party                                                                    $     210,000    $          --
                                                                               =============    =============

           The accompanying notes are an integral part of these consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - OPERATIONS

Brightec, Inc. (formerly Advanced Lumitech, Inc.) ("BRTE" or the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Company's anticipates that its Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

Restatement of June 30, 2006 Interim Consolidated Financial Statements

On May 9, 2007, the Company amended its Quarterly Report on Form 10-QSB for the period June 30, 2006, as previously filed on August 21, 2006.

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

NOTE 2 - INTERIM FINANCIAL STATMENTS

The accompanying unaudited consolidated financial statements at June 30, 2007 and for the three- and six month periods then ended includes the accounts of the Company and its wholly-owned subsidiary (Brightec S.A.). All inter-company transactions and balances have been eliminated in consolidation. In the Company's opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company has a working capital deficit of $1,110,609, an accumulated deficit of $13,834,273 at June 30, 2007 and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

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

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

On March 30, 2007 (the "Closing Date"), the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion and under certain circumstances, periodically sell to Cornell shares of its common stock, par value $0.001 per share (the "Common Stock") for a total purchase price of up to $10,000,000. See NOTE 12 - COMMON STOCK.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

                                                For the Three Months             For the Six Months
                                                   Ended June 30,                  Ended June 30,
                                            ----------------------------    ----------------------------
                                                2007            2006            2007            2006
                                            ------------    ------------    ------------    ------------
Warrants (weighted average)                    6,320,832       4,888,193       6,390,353       4,888,193
                                            ============    ============    ============    ============

Convertible debt (weighted average)            5,416,667         260,417       5,416,667         260,417
                                            ============    ============    ============    ============

Stock options (weighted average)              24,962,911              --      24,962,911              --
                                            ============    ============    ============    ============

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at June 30, 2007:

                  Raw materials                             $     46,506
                  Work in process
                                                                 145,513
                  Finished goods
                                                                  49,892
                                                            ------------

                                                            $    241,911
                                                            ============

NOTE 6 - DEFERRED FINANCING EXPENSES

In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC, Trustee of Brightec Capital Trust ("Ross/Fialkow") (see
NOTE 9 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black/Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Loan and Security Agreement (twelve months). As of June 30, 2007, the full amount of the deferred financing expenses had been amortized. Amortization expense related to the deferred financing expenses, for the three- and six month periods ended June 30, 2007 and 2006 was $17,748 and $8,874, $44,369 and $8,874,
respectively.

NOTE 7 - INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of June 30, 2007 and December 31, 2006 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended, if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE - RELATED PARTY

As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the note was accrued quarterly and due annually. During the six month period ended June 30, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $37, $3,148, $37, $6,261 for each of the three- and six month periods ended June 30, 2007 and 2006, respectively.

ADVANCES FROM RELATED PARTY

During the three-month period ended March 31, 2007, the Company's president made advances to the Company of $190,000, of which $11,030 was used to repay the aforementioned note receivable from him. The Company did not repay any of the outstanding advances. During the three month period ended June 30, 2007, he made additional advances to the Company of $400,000. On June 18, 2007, the Company repaid $210,000 of the outstanding advances through the issuance of 7,000,000 shares of the Company's common stock at a price of $0.03 per share, the closing price of the Company's common stock on that date. As of June 30, 2007, the Company owed its president $368,970.

All such aforementioned advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.73% at June 30, 2007) calculated and accrued monthly. For the three- and six month periods ended June 30, 2007 and 2006, the Company incurred $3,843, $932, $4,878 and $2,027 of interest expense on the outstanding advances.

NOTE 9 - LINE OF CREDIT

On June 8, 2006, the Company entered into the Loan and Security Agreement (the "Agreement") with Ross/Fialkow, in the amount of $750,000. The Agreement, which was scheduled to expire on July 15, 2007, was extended until December 31, 2007 under an agreement dated June 27, 2007. The Company incurred a $5,000 renewal fee for the extension. Advances from the line of credit bear interest at 20% per annum. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All assets of the Company have been pledged, including the assets of the Company's wholly owned subsidiary, Brightec S.A., a Swiss corporation (the "Subsidiary").

At December 31, 2006, the Company was not in compliance with the terms of the Agreement as it did not file the Registration Statement by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

         1.       The due date of the agreement was extended to July 15, 2007.
         2. The date by which the Company was required to file the Registration Statement on Form S-1 or SB-2 was extended to July 15, 2007.

The Company filed the required Registration Statement (the "Registration Statement") on Form SB-2 with the Securities and Exchange Commission (the "SEC") on July 6, 2007. On July 25, 2007, the Company received a comment letter from the SEC regarding the Registration Statement. The Company is currently preparing its response to the SEC and anticipating filing an amended Registration Statement to address the comments in the SEC's letter.

As of June 30, 2007, the outstanding balance on the line of credit was $650,000. Interest expense was $32,552, $4,472, $66,140 and $4,472 for the three- and six month periods ended June 30, 2007 and 2006, respectively.

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 10 - ACCRUED EXPENSES

At June 30, 2007, accrued expenses consisted of the following:

Executive officer compensation                                  $    112,500
Professional fees                                                    133,425
Employee compensation                                                 30,000
Payroll and other taxes                                                4,323
Line of credit renewal fee                                             5,000
Interest - related party                                               4,878
Other                                                                    336
                                                                ------------
                                                                $    290,462
                                                                ============

NOTE 11 - WARRANT LIABILITY

Prior to September 25, 2006, the Company had issued all of its shares of authorized common stock. As a result, the value of warrants issued had to be recognized as a liability pursuant to Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company was required to re-value the warrants at the end of every reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. For the three- and six month periods ended June 30, 2006, the Company recognized a gain on the value of derivative liabilities of $56,373 and $235,487, respectively.

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

NOTE 12 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding

Under the Company's charter, 245,000,000 shares of $0.001 par value common stock and 5,000,000 shares of "blank check" preferred stock are authorized. As of June 30, 2007, 141,142,837 shares of common stock were issued and outstanding. There were no shares of preferred stock outstanding as of June 30, 2007.

Preferred Stock

Five million shares of "blank check" preferred stock are authorized under the Company's Amended Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to its Articles of Incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

Issuances of Common Stock

At December 31, 2006, the Company had issued 124,698,935 shares of its common stock.

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

Issuances of Common Stock - continued

2007, the Company recognized the $164,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

In addition, on March 30, 2007, the Company issued 243,902 shares of common stock, valued at $10,000, to Newbridge Securities Corporation ("Newbridge"), in satisfaction of and upon the execution of the Placement Agent Agreement (the "PAA") on the same date. For the three months ended March 31, 2007, the Company recognized the $10,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

On June 7, 2007, the Company issued 200,000 shares of common stock, valued at $8,000, under an agreement and in satisfaction of certain marketing and sales fees. For the three- and six month periods ended June 30, 2007, the Company recognized the $8,000 and $8,000, respectively, as selling and marketing expense based on the market price of $0.04 per share, the market price of the Company's stock on the date the agreement was reached.

On June 18, 2007, the Company issued 5,000,000 shares of its common stock, valued at $150,000, to its president as payment for his current year salary through June 30, 2007 ($75,000) and for unpaid amounts from prior years ($75,000). The number of shares issued to the president's was based on the closing market price of the Company's common stock of $0.03 per share on June 15, 2007, the date of the Board of Directors' corporate resolution to issue the shares.

On June 18, 2007, the Company also issued 7,000,000 shares of its common stock, valued at $210,000, to its president as repayment of certain cash advances made by him to the Company. The number of shares of common stock issued was based on the closing market price of the Company's common stock of $0.03 per share on June 15, 2007, the date of the Board of Directors' corporate resolution to issue the shares.

As of June 30, 2007, as a result of the aforementioned transactions, the Company had issued 141,142,837 shares of its common stock.

Standby Equity Distribution Agreement

On the Closing Date, the Company entered into a SEDA with Cornell pursuant to which the Company may, at its discretion, under certain circumstances (as described below), periodically sell to Cornell shares of the Common Stock for a total purchase price of up to $10,000,000. For each share of the Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock ("Commitment Shares") to Cornell as a commitment fee, of which 2,000,000 Commitment Shares will have demand registration rights and 2,000,000 Commitment Shares will have "piggy-back" registration rights.

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

The Company also entered into the PAA, dated as of the Closing Date, by and between the Company and Newbridge pursuant to which the Company engaged Newbridge to act as it exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, the Company issued to Newbridge 243,902 shares

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 12 - CAPITAL STOCK - continued

Standby Equity Distribution Agreement - continued

(the "Placement Agent Shares") of the Company's Common Stock. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

Deferred Offering Costs

The Company paid $15,000 to Yorkville for structuring fees, $5,000 to Cornell for due diligence fees and $85 to record the issuance of the Cornell and Newbridge shares with the Company's stock transfer agent. As shares of the Company's common stock cannot be sold to Cornell until the Company files, and has declared effective, the Registration Statement filed on July 6, 2007 (subject to amendment), such costs were deferred. Total deferred offering costs at June 30, 2007 amounted to $20,085. Such costs will be offset against equity raised.

Issuances of Warrants

The Company did not issue any warrants during the three- or six month periods ended June 30, 2007. During the three- and six month periods ended June 30, 2007, warrants for the purchase of 0 and 416,667 shares of the Company's common stock expired.

On April 1, 2007 and June 27, 2007, the Company amended three of its previously issued warrants to extend the exercise period of two warrants and modify the time period in which the option holder can notify the Company of his/her desire to exercise the options. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

Accordingly, the fair value of the warrants was estimated on March 31, 2007 and April 1, 2007 and June 26, 2007 and June 27, 2007 using the Black/Scholes pricing model using the following assumptions: risk-free rate of return range of 4.56% to 4.91%; no dividend yield; an expected life of approximately 13 months to 82 months; and a volatility factor ranging from 127.42% to 337.77%. As a result of the revaluations, the Company recognized financing costs of $128,680.

As of June 30, 2007, the Company has warrants outstanding for the purchase of 6,320,832 shares of common stock at an exercise price of $0.12 per share.

2006 Stock Incentive Plan

An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income
(loss).

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS - continued

beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. FIN 48 did not have an effect on the financial position or results of operations of the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on the financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company adopted the provisions of SAB 108 on December 31, 2006 and the impact of adoption was not material to its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure eligible financial instruments at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings. The decision to elect the fair value options is determined on an instrument by instrument basis, it should be applied to an entire instrument, and it is irrevocable. Assets and liabilities measured at fair value pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using another measurement attributes. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of this pronouncement to have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2006. This Quarterly Report on Form 10-QSB contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes", "anticipates", "plans", "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of various factors.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies, which consist of revenue recognition, account receivable reserves and inventories, are described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of and for the three- and six month periods ended June 30, 2007.

OVERVIEW

We develop and markets luminescent films incorporating luminescent or phosphorescent pigments. These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Product has been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, markets and sells graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. We expect that our Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of "print on demand" digital technologies. We currently expect to offer our products in sheets and rolls.

We are currently in the process of redesigning our website, which is approximately 75% complete, in anticipation of the introduction of our new product lines to the marketplace. We anticipate starting to launch our new products in September 2007. During the first and second quarters of 2007, as a result of our anticipated new product lines introduction, we have been building and continue to build our inventory to meet the anticipated product demand.

Products to be introduced by the end of the year 2007 include a line of new and improved printing quality inkjet sheets of different formats, which will be sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and flexo rolls for the commercial printing market.

Our goal is to launch our new website the first week of September 2007 and introduce our new product line shortly after; introducing a new product line every subsequent month. We anticipate having all of our currently planned products introduced to the market by the end of 2007.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company has a working capital deficit of approximately $1,111,000, an accumulated deficit of approximately $13,834,000 at June 30, 2007 and recurring negative operating cash flows since inception. The future viability of our

Company is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007, we entered into a $10,000,000 SEDA as described in the accompanying notes to our consolidated financial statements. In addition, the Company's president has advanced $607,000 from January 1, 2007 through July 16, 2007.

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

RESULTS OF OPERATIONS

THREE- AND SIX MONTH PERIODS ENDED JUNE 30, 2007 COMPARED WITH THREE- AND SIX MONTH PERIODS ENDED JUNE 30, 2006

REVENUES

Our revenues, net of returns, allowances and discounts, for the three- and six month periods ended June 30, 2007, were $3,391 and $5,250, respectively compared to $7,012 and $10,588 for the comparable three- and six month periods of 2006. This decrease in revenue is due to a decrease in the amount of sales made through the Company's online webstore.

In addition, we did not make any commercial sales of our product because we continued to focus on improving our cost structure in order for us to be competitive once our product launch occurs, particularly as it relates to the commercial printing industry. In addition, we concentrated on building our inventory in anticipation of the demand for our new product once it is launched at the end of the third quarter of 2007. Our goal is to have introduced a wide range of new product lines for the graphic industry market by the end of the year 2007. We anticipated that we would start to introduce our new product lines late in the fourth quarter of 2006; however, due to a technical complication we had to postpone the product launch.

GROSS PROFIT

Our gross profit was $1,492 (44.0%) and $2,600 (49.5%) for the three- and six month periods ended June 30, 2007, respectively, compared to a gross profit of $3,871 (55.2%) and $5,687 (53.7%) for the comparable three- and six month periods in fiscal 2006. The decrease in the Company's gross profit was due to the decrease in revenue derived from our online webstore.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses increased by $6,719 and $1,625 for the three-and six month periods ended June 30, 2007, respectively, to $37,551 and $55,245, respectively, from $30,832 and $53,620 for the comparable three- and six month periods of 2006. The increase during the three- and six month periods ended June 30, 2007 is primarily related to an increase in the renewal costs of our patents, held by our Swiss subsidiary Brightec SA. The increase in the patent renewal costs is primarily attributable to a weaker US dollar against the Swiss franc. The increase in patent renewal costs was offset by a decrease in specific costs incurred in relation to testing of new raw materials, during manufacturing trial runs, to be used in the manufacturing of the Luminescent Product. During the comparable period of 2006, we tested various mediums to be used for our printable surface and various pigments to be used to create our Luminescent "effect."

SELLING AND MARKETING EXPENSES

Selling and marketing expenses consist of payroll, costs to maintain our website, travel and fees paid in connection with promotional activities, press releases and shareholder communications. Selling and marketing expenses increased by $56,114 and $76,992 for the three- and six month periods ended June 30, 2007, respectively, to $57,999 and $81,343, respectively, from $1,885 and $4,351 for the comparable three- and six month periods of 2006. The increase in selling and marketing expenses was due to the reallocation of certain employee compensation, increases in costs related to the redesign of our website and increases in costs for marketing and promotion and travel related to our anticipated product launch by the end of the third quarter of 2007.

We anticipate that once our product launch occurs, our selling and marketing expenses will increase significantly as we introduce ourselves to the marketplace and maximize the exposure of our products to the consumer.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses increased by $170,191 and $269,698 for the three- and six month periods ended June 30, 2007, respectively to $259,384 and $437,377, respectively, from $89,193 and $167,679 for the comparable three- and six month periods of 2006. The increase was primarily due to an increase in professional fees and printing costs relating to the amending and restating of our 2004 and 2005 Annual Reports on Form 10-KSB and our Quarterly Reports on Form 10-QSB for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006 and September 30, 2006. The increase is also attributable to higher professional fees related to the preparation and filing of our Registration Statement on Form SB-2 on July 6, 2007 and the amortization of deferred financing expenses incurred relating to our line of credit, which we acquired in the second quarter of 2006.

OTHER INCOME (EXPENSE)

INTEREST INCOME

For the three- and six month periods ended June 30, 2007 and 2006, interest income was $0, $3,148, $37, and $6,261, respectively. Interest income is dependent on the outstanding balance of a note receivable from our president. As of March 31, 2007, the entire outstanding balance of the note receivable was paid in full and we do not have any other sources from which we derive interest income. We do not currently anticipate recognizing any future interest income.

GAIN ON VALUE OF DERIVATIVE LIABILITIES

Gain on value of derivative liabilities of $0, $56,373, $0 and $235,487 for the three- and six month periods ended June 30, 2007 and 2006, respectively, related to the warrant liability. Such derivative liabilities were required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 11 - WARRANT LIABILITY in the notes to our consolidated financial statements.

FINANCING COSTS

In the second quarter of 2007, the Company modified the terms of certain of its warrants issued to investors. As a result of the modifications, the Company recognized financing costs of $128,680 for the three- and six month periods ended June 30, 2007. See a further discussion in NOTE 12 - CAPITAL STOCK - Issuances of Warrants, in the notes to our consolidated financial statements.

INTEREST EXPENSE

For the three- and six month periods ended June 30, 2007 and 2006, interest expense was $36,400, $5,404, $71,018, and $6,499, respectively. Interest expense is dependent on the outstanding balance of our line of credit entered into on June 8, 2006 and the outstanding balance of cash advances we received from our president.

For the three- and six month periods ended June 30, 2007 and 2006, we incurred interest of $32,552, $4,472, $66,140, and $4,472, respectively, on our line of credit. We also incurred interest on cash advances from our president of $3,848, $932, $4,878 and $2,027, respectively.

INCOME TAXES

We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2007

Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have generated, from inception through June 30, 2007, cumulative net cash proceeds from the sale of our equity of approximately $4.9 million. Our net working capital deficit at June 30, 2007 was $1,110,609 compared to a deficit of $829,695 as of December 31, 2006.

Our authorized capital stock consists of 245,000,000 shares of common stock, of which 141,142,837 shares were issued and outstanding at June 30, 2007. The number of shares issued excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

Cash decreased to $32,700 at June 30, 2007 from $51,836 at December 31, 2006.

Net cash used for operating activities for the six months ended June 30, 2007 was $590,831. The primary reason for the decrease was to fund the loss for the period and build our inventory in anticipating of our product launch in the third quarter of 2007.

Net cash provided from investing activities for the six months ended June 30, 2007 amounted to $11,030 and represented collections of the related party note receivable including $37 of interest due on the note.

Net cash provided by financing activities for the six months ended June 30, 2007 was $558,885. The net cash provided was the result of cash received of $578,970 from net advances received from our president, net of $20,085 paid for services related to our entry into the SEDA.

On March 30, 2007, we entered into the SEDA with Cornell, pursuant to which we may, at our discretion, under certain circumstance, periodically sell to Cornell Common Stock for a total purchase price of up to $10,000,000. For each share of Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock ("Commitment Shares") to Cornell as a commitment fee, of which 2,000,000 Commitment Shares will have demand registration rights and 2,000,000 Commitment Shares will have "piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. We paid Yorkville a structuring fee equal to fifteen thousand dollars ($15,000) on the Closing Date and shall pay five hundred Dollars ($500) to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) our obtaining an effective registration statement for shares of our Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the us and Cornell and (b) the amount for each Advance as designated by us in the applicable Advance Notice shall not be more than three hundred thousand dollars ($300,000).

We also entered into the PAA, dated as of the Closing Date, by and between us and Newbridge pursuant to which we engaged Newbridge to act as our exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, we issued to Newbridge the Placement Agent Shares. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

Under the SEDA, we are required to have filed and declared effective, the Registration Statement for the sale of our common stock by other parties, of which Cornell is one of those parties. We filed the required Registration Statement on July 6, 2007. Until we have declared the Registration Statement effective, none of our common stock can be sold and consequently, we will not be able to receive any of the proceeds from any sale of our common stock to Cornell.

On July 25, 2007, we received an inquiry from the SEC regarding our filed SB-2 statement. As of the date of this filing, we have not responded to the SEC's inquiry. Until we do so, the Registration Statement cannot be declared effective.

See a further discussion in NOTE 12 - CAPITAL STOCK in the notes to our consolidated financial statements.

ABILITY TO CONTINUE AS A GOING CONCERN:

At June 30, 2007, we have generated minimal revenues from commercial sales of the Company's products. To date, our operations have generated accumulated losses of $13,834,273. At June 30, 2007, our current liabilities exceed our current assets by $1,110,609. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007 we entered into a $10,000,000 SEDA as previously described in NOTE 12 - CAPITAL STOCK in the notes to our consolidated financial statements. In addition, the Company's president has advanced monies totaling $607,000 from January 1, 2007 through July 16, 2007. We are continually having discussions with investors in its effort to obtain additional financing; however, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

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

CREDIT AVAILABILITY:

We have a $750,000 Agreement with Ross/Fialkow, as described in NOTE 9 - LINE OF CREDIT in the notes to our consolidated financial statements. As of June 30, 2007 we had borrowed $650,000 of the $750,000 available under this agreement.

At December 31, 2006, we were not in compliance with the terms of the agreement as we did not file the Registration Statement (on Form S-1 or SB-2) by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

         1.       The due date of the agreement was extended to July 15, 2007.
         2. The date by which the Company was required to file the Registration Statement on Form S-1 or SB-2 was extended to July 15, 2007.

On June 27, 2007, we entered into an agreement with Ross/Fialkow, in exchange for a $5,000 renewal fee, to extend the expiration date of the Agreement until December 31, 2007. On July 6, 2007, we filed an SB-2 Statement with the SEC.

COMMITMENTS:

The Company had no material capital expenditure commitments as of June 30, 2007.

EFFECTS OF INFLATION:

Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3.  CONTROLS AND PROCEDURES

During the last seven years, we did not have an accounting department, but instead relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of our financial statements. Upon the completion of the audit of the December 31, 2005 financial statements, the Company received a letter from our former independent registered public accounting firm indicating that the Company has material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by the Company's Board of Directors and (4) the preparation of its financial statements, in an accurate and timely fashion. Our management agreed with the assessment of our former independent registered public accounting firm and we developed a plan to address these material weaknesses, which we are in the process of implementing.

During the three- and six month periods ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar years ended December 31, 2006 and 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2006 and 2005. As a result, the figures for the three- and six month periods ended June 30, 2006, which are presented in this document, required restatement from their previous filing. We believed this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and for the three- and six months periods ended June 30, 2006, to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system in the first six months of 2007, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is our intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

Our management and Board of Directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is our opinion that this new addition to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following equity transactions occurred during the period April 1, 2007 to June 30, 2007 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On June 7, 2007, the Company issued 200,000 shares of common stock, valued at $8,000, under an agreement and in satisfaction of certain marketing and sales fees. These shares were issued at a market price of $0.04 per share, the market price of the Company's stock on the date the agreement was reached.

On June 18, 2007, the Company issued 5,000,000 shares of its common stock, valued at $150,000, to its president as payment for his current year salary through June 30, 2007 ($75,000) and for unpaid amounts from prior years ($75,000). These shares were issued at a market price of $0.03 per share, the closing market price of the Company's common stock on June 15, 2007, the date of the Board of Directors' corporate resolution to issue the shares.

On June 18, 2007, the Company also issued 7,000,000 shares of its common stock, valued at $210,000, to its president as repayment of certain cash advances made by him to the Company. These shares were issued at a market price of $0.03 per share, the closing market price of the Company's common stock on June 15, 2007, the date of the Board of Directors' corporate resolution to issue the shares.

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

                                       BRIGHTEC, INC.

Date:  August 20, 2007                 By: /s/ PATRICK PLANCHE
                                           -------------------------------------
                                           Patrick Planche
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