Form 10QSB
period 2007-09-30
BRIGHTEC, INC
filed 2007-11-19
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

The Company had 143,142,837 shares of Common Stock, $0.001 par value, issued and outstanding as of November 14, 2007.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                      INDEX

                                                                     Page Number

Note Regarding Forward Looking Statements                                  3

Part I.  Financial Information
         ---------------------

   Item 1. Financial Statements

     Consolidated Balance Sheet at September 30, 2007 - Unaudited          4

     Consolidated Statements of Operations and Comprehensive Loss
       for the Three and Nine Months Ended September 30, 2007
       and 2006 (As Restated) - Unaudited                                  5

     Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2007 and 2006 (As Restated) - Unaudited               6

     Notes to Consolidated Financial Statements - Unaudited             7 - 14

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      15 - 20

   Item 3. Controls and Procedures                                        21

Part II.   Other Information
           -----------------

   Item 1. Legal Proceedings                                              22

   Item 2. Unregistered Sales of Equity and Use of Proceeds               22

   Item 3. Defaults upon Senior Securities                                22

   Item 4. Submission of Matters to a Vote of Security Holders            22

   Item 5. Other Information                                              22

   Item 6. Exhibits and Reports on Form 8-K                               23

Signatures                                                                24

Exhibit Index                                                             25

Exhibit 10.29     Consulting Agreement dated September 11, 2007
                    between Brightec, Inc. and Jeffrey Stern,
                    Trustee of the Jeffrey Stern Revocable Trust
                    (filed herewith)                                   E-1 - E-7

Exhibit 31        Certification of Chief Executive and Financial
                    Officer Pursuant to 18 U.S.C Section 1850, As
                    Adopted Pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002. (filed herewith)         E - 8

Exhibit 32        Certification of Chief Executive and Financial
                    Officer Pursuant to Rule 13a-14(b) of the
                    Exchange Act and 18 U.S.C Section 1850, as
                    Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002. (filed herewith)         E - 9

Note Regarding Forward Looking Statements:

This Form 10-QSB and other reports filed by the Company from time to time with the Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "may", "should", "anticipates", "estimates", "expects", "future", "intends", "hopes", "plans" or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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

The Company will provide upon request, copies of its quarterly and annual reports, including interim unaudited and audited financial statements to its security holders. The Company also files periodic reports with the SEC as well as reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE,, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com.


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Brightec, Inc. and Subsidiary
                           Consolidated Balance Sheet
                               September 30, 2007
                                   (Unaudited)

                                     ASSETS
Current assets
     Cash                                                                         $     24,078
     Accounts receivable                                                                   510
     Inventory                                                                         252,197
     Prepaid expenses                                                                   11,257
                                                                                  ------------
                                                           TOTAL CURRENT ASSETS        288,042
                                                                                  ------------

Office and photographic equipment                                                       23,511
Less accumulated depreciation                                                          (23,511)
                                                                                  ------------
                                                                                            --
                                                                                  ------------

Deposit                                                                                  2,041
Deferred offering costs                                                                 20,085
                                                                                  ------------
                                                                                        22,126
                                                                                  ------------

                                                                   TOTAL ASSETS   $    310,168
                                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                                               $    650,000
     Accounts payable                                                                  140,110
     Accrued liabilities (including related party interest of $10,390)                 282,945
     Advances due to related party                                                     573,150
                                                                                  ------------
                                                      TOTAL CURRENT LIABILITIES      1,646,205
                                                                                  ------------

Stockholders' deficit
     Preferred stock                                                                        --
     Common stock                                                                      143,143
     Additional paid-in capital                                                     12,461,923
     Deferred compensation                                                             (58,358)
     Accumulated deficit                                                           (14,083,770)
     Accumulated other comprehensive income                                            201,025
                                                                                  ------------
                                                    TOTAL STOCKHOLDERS' DEFICIT     (1,336,037)
                                                                                  ------------
                                    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    310,168
                                                                                  ============

   The accompanying notes are an integral part of these financial statements.


                          Brightec, Inc. and Subsidiary
          Consolidated Statements of Operations and Comprehensive Loss
                                   (Unaudited)


                                                           For the Three Months              For the Nine Months
                                                            Ended September 30,              Ended September 30,
                                                      ------------------------------    ------------------------------
                                                           2007             2006             2007             2006
                                                      -------------    -------------    -------------    -------------
                                                                       (As Restated)                     (As Restated)
Sales                                                 $       2,153    $         294    $       7,403    $      10,882

Cost of sales                                                 1,141              118            3,791            5,019
                                                      -------------    -------------    -------------    -------------

Gross profit                                                  1,012              176            3,612            5,863
                                                      -------------    -------------    -------------    -------------

Operating expenses
   Research and development                                  32,706           25,729           87,951           79,349
   Selling and marketing                                     45,153           22,490          126,496           26,841
   General and administrative                               132,274          240,718          569,651          408,397
   Stock based compensation                                   1,642        1,600,000            1,642        1,600,000
                                                      -------------    -------------    -------------    -------------
                                                            211,775        1,888,937          785,740        2,114,587
                                                      -------------    -------------    -------------    -------------
Operating loss                                             (210,763)      (1,888,761)        (782,128)      (2,108,724)
                                                      -------------    -------------    -------------    -------------
Other Income (Expense)
   Interest income - related party                               --            3,182               37            9,443
   Foreign exchange gains                                        --               --               --           17,656
   Financing costs                                               --               --         (128,680)              --
   Gain (loss) on value of derivative liabilities                --         (162,545)              --           72,942
   Interest expense (including related party
      interest of $5,512, $375, $10,390 and
      $7,095, respectively)                                 (38,734)         (23,542)        (109,752)         (30,041)
                                                      -------------    -------------    -------------    -------------
                                                            (38,734)        (182,905)        (238,395)          70,000
                                                      -------------    -------------    -------------    -------------

Net loss                                                   (249,497)      (2,071,666)      (1,020,523)      (2,038,724)

Accumulated deficit - beginning                         (13,834,273)     (10,740,045)     (13,063,247)     (10,772,987)
                                                      -------------    -------------    -------------    -------------

Accumulated deficit - ending                          $ (14,083,770)   $ (12,811,711)   $ (14,083,770)   $ (12,811,711)
                                                      =============    =============    =============    =============
Basic and diluted net loss per share                  $          --    $       (0.02)   $       (0.01)   $       (0.02)
                                                      =============    =============    =============    =============

Weighted average number of shares used in
computation of basic and diluted net loss per share     141,577,620      100,000,000      132,421,726      100,000,000
                                                      =============    =============    =============    =============

COMPREHENSIVE LOSS
   Net loss                                           $    (249,497)   $  (2,071,666)   $  (1,020,523)   $  (2,038,724)
   Foreign currency translation gain (loss)                     301            9,394            2,081           (4,855)
                                                      -------------    -------------    -------------    -------------

   Comprehensive loss                                 $    (249,196)   $  (2,062,272)   $  (1,018,442)   $  (2,043,579)
                                                      =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.


                          Brightec, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       For the Nine Months Ended
                                                                            September 30,
                                                                     ----------------------------
                                                                         2007            2006
                                                                     ------------    ------------
                                                                                     (As Restated)
Cash flows from operating activities
Net loss                                                             $ (1,020,523)   $ (2,038,724)
Adjustments to reconcile net loss to net cash used for
   operating activities:
      Accrued interest on advances from related party                      10,390          (7,050)
      Accrued interest on note receivable - related party                     (37)             --
      Gain on value of derivative liabilities                                  --         (72,942)
      Financing costs associated with stock based transactions            128,680              --
      Amortization of deferred financing costs                             44,369          35,495
      Stock based compensation                                              1,642       1,600,000
      General and administrative expenses associated with stock
         based transactions                                                60,500              --
      Selling and marketing expenses associated with stock based
         transactions                                                      22,500              --
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                    (510)          3,183
      Inventory                                                          (153,607)        (51,099)
      Prepaid expenses                                                     (1,089)          1,138
      Deposit                                                                 744              --
   Increase (decrease) in:
      Accounts payable                                                     60,000         (31,859)
      Accrued liabilities                                                  43,007          68,575
                                                                     ------------    ------------
Net cash used for operating activities                                   (803,934)       (493,283)
                                                                     ------------    ------------
Cash flows from investing activities
   Repayment of note receivable - related party                            11,030              --
                                                                     ------------    ------------

Cash flows from financing activities
   Cash received for sale of common stock, exercise of warrants
      and stock subscribed                                                     --         120,000
   Advances on line of credit                                                  --         550,000
   Advances received from related party                                   802,400         130,600
   Payment of deferred financing expense                                       --         (37,500)
   Repayment of advances from related party                               (19,250)       (239,200)
   Payment of deferred offering costs                                     (20,085)             --
                                                                     ------------    ------------
Net cash provided by financing activities                                 763,065         523,900
                                                                     ------------    ------------
Effects of changes in foreign exchange rates                                2,081          (4,855)
                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents                      (27,758)         25,762

Cash and cash equivalents - beginning                                      51,836           2,445
                                                                     ------------    ------------

Cash and cash equivalents - ending                                   $     24,078    $     28,207
                                                                     ============    ============

Supplemental disclosures of cash flows information
   Cash paid during the period for interest                          $    110,113    $     20,874
                                                                     ============    ============
Non-cash activities
   Liability to stockholders for shares redeemed and cancelled       $         --    $     26,208
                                                                     ============    ============
   Exercise of warrants classified as liabilities                    $         --    $     (5,472)
                                                                     ============    ============
   Issuance of warrants in connection with line of credit            $         --    $     68,985
                                                                     ============    ============
   Issuance of warrants related to private placements                $      4,244    $    193,176
                                                                     ============    ============
   Issuance of common stock in satisfaction of accrued
      liabilities - related party                                    $    150,000    $         --
                                                                     ============    ============
   Issuance of common stock in satisfaction of advances from
      related party                                                  $    210,000    $         --
                                                                     ============    ============
   Issuance of common stock for services                             $     60,000    $         --
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

Restatement of September 30, 2006 Interim Consolidated Financial Statements

On May 9, 2007, the Company amended its Quarterly Report on Form 10-QSB for the period September 30, 2006, as previously filed on November 20, 2006.

The Company determined that the stock redemption agreements between the Company and certain stockholders were improperly marked-to-market, with the changes in the fair value improperly reported as gains or losses in fair value of derivative liabilities on the Company's statement of operations. As a result, the Company increased its liability to stockholders for shares redeemed by $1,296,098, increased additional paid-in capital by $55,745 and increased accumulated deficit by $1,326,842 to reverse the net gains recognized resulting from mark-to market adjustments prior to January 1, 2006. For the three and nine month periods ending September 30, 2006, the Company reversed recognized gains of $0 and $133,155, respectively.

The effect of these restatements was to decrease net income by $0 (less than $0.01 per share) and $133,155 (less than $0.01 per share) for the three and nine month periods ended September 30, 2006, respectively.

NOTE 2 - INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements at September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006, respectively, include the accounts of the Company and its wholly-owned Swiss subsidiary, Brightec S.A. (the "Subsidiary"). All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and include all adjustments necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company has a working capital deficit of $1,358,163, an accumulated deficit of $14,083,770 at September 30, 2007 and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

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

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN - continued

On March 30, 2007 (the "Closing Date"), the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with Cornell Capital Partners, LP ("Cornell") pursuant to which the Company may, at its discretion and under certain circumstances, periodically sell to Cornell shares of its common stock, par value $0.001 per share (the "Common Stock") for a total purchase price of up to $10,000,000. See NOTE 12 - COMMON STOCK - STANDBY EQUITY DISTRIBUTION AGREEMENT.

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

                                                         For the Three Months              For the Nine Months
                                                          Ended September 30,              Ended September 30,
                                                      ----------------------------    -----------------------------
                                                          2007            2006            2007            2006
                                                      ------------    ------------    ------------    -------------
Warrants (weighted average)                              6,320,832       6,737,499       6,366,925       4,910,179
                                                      ============    ============    ============    ============
Convertible line of credit (weighted average)            5,416,667       4,201,739       5,416,667       1,590,354
                                                      ============    ============    ============    ============
Stock options (weighted average)                        23,847,183       1,628,016      24,586,915         548,635
                                                      ============    ============    ============    ============

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at September 30, 2007:

         Raw materials                           $     41,257
         Work in process                              136,014
         Finished goods                                74,926
                                                 ------------
                                                 $    252,197
                                                 ============

NOTE 6 - DEFERRED FINANCING EXPENSES
In connection with the Loan and Security Agreement (the "Loan and Security Agreement") entered into on June 8, 2006 between the Company and Ross/Fialkow Capital Partners, LLC ("Ross/Fialkow"), Trustee of Brightec Capital Trust (see
NOTE 11 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of the Company's common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black/Scholes method of valuing options and warrants. These amounts are being amortized over the term of the Loan and Security Agreement (twelve months). As of September 30, 2007, the full amount of the deferred financing expenses had been amortized. Amortization expense related to the deferred financing expenses, for the three and nine month periods ended September 30, 2007 and 2006 was $0 and $26,621, $44,369 and $35,495, respectively.

NOTE 7 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of September 30, 2007 and December 31, 2006 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended, if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE - RELATED PARTY
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the note was accrued quarterly and due annually. During the nine month period ended September 30, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $0, $3,148, $37, $6,261 for each of the three and nine month periods ended September 30, 2007 and 2006, respectively.

ADVANCES FROM RELATED PARTY
During the six month period ended June 30, 2007, the Company's president made advances to the Company of $590,000, of which $11,030 was used to repay the aforementioned note receivable from him. The Company did not repay any of the outstanding advances. On June 18, 2007, the Company repaid $210,000 of the outstanding advances through the issuance of 7,000,000 shares of the Company's common stock at a price of $0.03 per share, the closing price of the Company's common stock on that date. During the three month period ended September 30, 2007, he made additional advances to the Company of $212,400. Of those proceeds, $8,220 was used to pay certain payroll taxes on $150,000 of non-cash compensation received (5,000,000 shares of common stock issued on June 18, 2007 at $0.03 per share) which would customarily be withheld from his salary had it been in the form of cash. As of September 30, 2007, the Company owed its president $573,150.

All such aforementioned advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (4.71% at September 30, 2007) calculated and accrued monthly. For the three and nine month periods ended September 30, 2007 and 2006, the Company incurred $5,512, $375, $10,390 and $7,095 of interest expense on the outstanding advances.

CONSULTING CONTRACT
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For each of the three and nine month periods ending September 30, 2007, the Company recognized an expense of $1,642, which is recorded as stock based compensation in the statement of operations.

NOTE 9 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan and Security Agreement with Ross/Fialkow, in the amount of $750,000. On June 27, 2007, the expiration date of the Loan and Security Agreement, originally July 15, 2007, was extended until December 31, 2007. The Company incurred a $5,000 renewal fee for the extension. Advances from the line of credit bear interest at 20% per annum. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All assets of the Company have been pledged, including the assets of the Subsidiary.

At December 31, 2006, the Company was not in compliance with the terms of the Loan and Security Agreement as it did not file a registration statement (the "Registration Statement") by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

         1.       The due date of the agreement was extended to July 15, 2007.
         2. The date by which the Company was required to file the Registration Statement on Form S-1 (or SB-2), covering the underlying shares of common stock to potentially be issued upon conversion, was extended to July 15, 2007.

The Company filed the required Registration Statement on Form SB-2 with the SEC on July 6, 2007. On July 25, 2007, the Company received a comment letter from the SEC regarding the Registration Statement. The Company is currently

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 9 - LINE OF CREDIT - continued
preparing its response to the SEC and anticipating filing an amended Registration Statement to address the comments in the SEC's letter.

As of September 30, 2007, the outstanding balance of the line of credit was $650,000. Interest expense related to the line of credit, for the three and nine month periods ended September 30, 2007 and 2006 was to $33,222, $23,917, $99,362 and $22,946, respectively.

NOTE 10 - ACCRUED LIABILITIES
At September 30, 2007, the balance of accrued liabilities consisted of the following:

         Executive officer compensation                    $    150,000
         Professional fees                                       70,901
         Employee compensation                                   40,000
         Payroll and other taxes                                    596
         Interest (including related party
              interest of $10,390)                               21,223
         Other                                                      225
                                                           ------------

                                                           $    282,945
                                                           ============

NOTE 11 - WARRANT LIABILITY
Prior to September 25, 2006, the Company had issued all of its shares of authorized common stock. As a result, the value of warrants issued had to be recognized as a liability pursuant to Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company was required to re-value the warrants at the end of every reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. For the three and nine month periods ended September 30, 2006, the Company recognized a gain (loss) on the value of derivative liabilities of $(162,545) and $72,942, respectively.

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

NOTE 12 - CAPITAL STOCK

NUMBER OF SHARES OF COMMON STOCK AUTHORIZED, ISSUED AND OUTSTANDING
Under the Company's charter, 245,000,000 shares of $0.001 par value common stock are authorized. As of September 30, 2007, 143,142,837 shares of common stock were issued and outstanding.

PREFERRED STOCK
Five million shares of "blank check" preferred stock are authorized under the Company's Amended Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to its Articles of Incorporation and the limitations prescribed by law, the Board of Directors is expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors is required to make any determination to

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 12 - CAPITAL STOCK - continued

PREFERRED STOCK - continued
issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders.

ISSUANCES OF COMMON STOCK
At December 31, 2006, the Company had issued 124,698,935 shares of its common stock.

On March 30, 2007, the Company issued 4,000,000 shares of common stock, valued at $164,000, to Cornell as a commitment fee in connection with the signing the SEDA on the same date. For the three months ended March 31, 2007, the Company recognized the $164,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

In addition, on March 30, 2007, the Company issued 243,902 shares of common stock, valued at $10,000, to Newbridge Securities Corporation ("Newbridge"), as consideration in connection with the Placement Agent Agreement (the "PAA") of the same date. For the three months ended March 31, 2007, the Company recognized the $10,000 as an offset to additional paid-in capital based on the market price of $0.041 per share on the aforementioned date.

On June 7, 2007, the Company issued 200,000 shares of common stock, valued at $8,000, under an agreement and in satisfaction of certain marketing and sales fees. For the three and nine month periods ended September 30, 2007, the Company recognized the $0 and $8,000, respectively, as selling and marketing expense based on the market price of $0.04 per share, the market price of the Company's stock on the date the agreement was reached.

On June 18, 2007, the Company issued 5,000,000 shares of its common stock, valued at $150,000, to its president as payment for his current year salary through June 30, 2007 ($75,000) and for unpaid amounts from prior years ($75,000). The number of shares issued to the president was based on the closing market price of the Company's common stock of $0.03 per share on June 15, 2007, the date of the Board of Directors' corporate resolution to issue the shares.

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

On September 11, 2007, the Company issued 2,000,000 shares of its common stock, valued at $60,000, to one of its significant stockholders in satisfaction of consulting contract entered into on the same date. The number of shares of common stock issued was based on the closing market price of the Company's common stock of $0.03 per share on September 11, 2007, the date of the Board of Directors' corporate resolution to enter into the contract and issue the shares.

As of September 30, 2007, as a result of the aforementioned transactions, the Company had issued 143,142,837 shares of its common stock.

STANDBY EQUITY DISTRIBUTION AGREEMENT
On the Closing Date, the Company entered into a SEDA with Cornell pursuant to which the Company may, at its discretion, under certain circumstances (as described below), periodically sell to Cornell shares of the Common Stock for a total purchase price of up to $10,000,000. For each share of the Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock ("Commitment Shares") to Cornell as a commitment fee, of which 2,000,000 Commitment Shares will have demand

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 12 - CAPITAL STOCK - continued

STANDBY EQUITY DISTRIBUTION AGREEMENT - continued registration rights and 2,000,000 Commitment Shares will have "piggy-back" registration rights. Cornell will retain five percent (5%) of each cash advance under the SEDA. The Company has paid to Yorkville Advisors, LLC ("Yorkville") a structuring fee equal to $15,000 on the Closing Date and shall pay $500 to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the Company and Cornell and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than $300,000.

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

DEFERRED OFFERING COSTS
The Company paid $15,000 to Yorkville for structuring fees, $5,000 to Cornell for due diligence fees and $85 to record the issuance of the Cornell and Newbridge shares with the Company's stock transfer agent. As shares of the Company's common stock cannot be sold to Cornell until the Company files, and has declared effective, the Registration Statement on Form SB-2, filed with the SEC on July 6, 2007 (subject to amendment), such costs were deferred. Total deferred offering costs at September 30, 2007 amounted to $20,085. Such costs will be offset against equity raised.

ISSUANCES OF WARRANTS
The Company did not issue any warrants during the three or nine month periods ended September 30, 2007. During the three and nine month periods ended September 30, 2007, warrants for the purchase of 0 and 416,667 shares of the Company's common stock expired.

On April 1, 2007 and June 27, 2007, the Company amended three of its previously issued warrants to extend the exercise period of two warrants and modify the time period (from 60 days to 61 days) in which the option holder can notify the Company of his/her desire to exercise the options. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

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

As of September 30, 2007, the Company has warrants outstanding for the purchase of 6,320,832 shares of common stock at an exercise price of $0.12 per share.

ISSUANCE OF OPTIONS
The Company did not issue any options during the three and nine month periods ended September 30, 2007. During the three and nine month periods ended September 30, 2007, options for the purchase of 4,462,911 and 4,462,911 shares of the Company's common stock expired.

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 12 - CAPITAL STOCK - continued

ISSUANCE OF OPTIONS - continued
As of September 30, 2007, the Company has options outstanding for the purchase of 20,000,000 shares of common stock.

2006 STOCK INCENTIVE PLAN
An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

OTHER OPTION GRANTS
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

As previously discussed, on September 25, 2006, at a special meeting of the Company stockholders, the stockholders approved an increase in the amount of the Company's authorized shares of common stock from 100 million to 245 million. Since the required approval has been obtained from the stockholders, the Company recognized $1,600,000 of stock based compensation for the three and nine month periods ended September 30, 2006.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)
The Company reports comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income
(loss).

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the Financial Accounting Stadards Board (the "FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and cannot yet determine the impact of its adoption all of its outstanding federal and state tax reporting obligations are fulfilled.

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"), which amends and puts in one place, guidance on the use of fair value measurements which had been spread through four Accounting Principles Board Opinions and thirty-seven FASB Standards. No extensions of the use of fair value measurements are contained in SFAS 157 and with some special industry exceptions (e.g., broker-dealers), no significant changes in practice should ensue. SFAS 157 is to be applied to financial statements beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the financial position or results of operations of the Company.

In addition, in September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension Plans and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires recognition in the balance sheet of the funded status of pension plans, rather than footnote disclosure which is current practice. Publicly traded companies are to reflect the new standard in financial statements ending after December 15, 2006 and non-public companies are to apply it in statements

                          Brightec, Inc. and Subsidiary
             Notes to Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS - continued ending after June 15, 2007. As the Company does not maintain a defined benefit pension plan and has no current plans to do so, SFAS 158 will not have any current impact on the Company's financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Under SAB 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 will become effective for the Company in its fiscal year ending December 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for the year ended December 31, 2006. This Quarterly Report on Form 10-QSB contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of our operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, account receivable reserves and inventories, are described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no material changes to our critical accounting policies as of September 30, 2007.

OVERVIEW

We develop and market luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Product has been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. We expect that our Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of "print on demand" digital technologies. We currently expect to offer our products in sheets and rolls.

We have completed the process of redesigning our website and have begun to introduce our new product lines to the marketplace. We started launching our new products in September 2007. During the first and second quarters of 2007, as a result of our anticipated new product lines introduction, we began building, and continue to build, our inventory to meet the anticipated product demand.

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

We achieved our goal of launching our new website in September 2007 and we began to introduce our new product line shortly thereafter. We are anticipating introducing a new product line every subsequent month and having all of our currently planned products introduced to the market by the end of 2007.

ABILITY TO CONTINUE AS A GOING CONCERN

We have a working capital deficit of approximately $1,358,000, an accumulated deficit of approximately $14,084,000 at September 30, 2007 and recurring negative operating cash flows since inception. Our future viability of is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007, we entered into a $10,000,000 SEDA as described in the accompanying notes to our consolidated financial statements. In addition, our president has advanced $902,400 from January 1, 2007 through November 14, 2007.

We continue to seek additional financing from investors; however, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms. Our ability to continue to operate as a going concern is primarily dependent upon our ability to generate the necessary financing to effectively market and produce our products, to establish profitable operations and to generate positive operating cash flows. If we fail to raise funds or are unable to generate operating profits and positive cash flows, there are no assurances that we will be able to continue as a going concern and we may be unable to recover the carrying value of our assets. We believe that we will be successful in generating the necessary financing to fund our operations through the 2007 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES
Our revenue, net of returns, allowances and discounts, for the three and nine month periods ended September 30, 2007, was $2,153 and $7,403, respectively, compared to $294 and $10,882, respectively, for the comparable three and nine month periods of 2006.

In addition, we did not make any commercial sales of our product as we continued to focus on improving our cost structure in order for us to be competitive as our product launches have begun to occur, particularly as it relates to the commercial printing industry. In addition, we have concentrated on building our inventory in anticipation of the demand for our new product once we launched it during September 2007. We believe we will achieve our goal of introducing a wide range of new product lines for the graphic industry market by the end of the year 2007. We anticipated that we would start to introduce our new product lines late in the fourth quarter of 2006; however, due to a technical complication we had to postpone the product launch.

GROSS PROFIT
Our gross profit was $1,012 (47.00%) and $3,612 (48.79%) for the three and nine month periods ended September 30, 2007, compared to a gross profit of $176 (59.86%) and $5,863 (53.88%) for the comparable three and nine month periods ended September 30, 2006, respectively. The decrease in the level of the gross profit margin was primarily due to additional costs related to some of the raw materials we use in the manufacture of our product.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses increased by $6,977 (27.19%) and $8,602 (10.84%) for the three and nine month periods ended September 30, 2007, respectively, to $32,706 and $87,951, respectively, from $25,729 and $79,349 for the comparable three and nine month periods of 2006. The increase during the three and nine month periods ended September 30, 2007 is primarily related to an increase in the renewal costs of our patents, held by our Subsidiary. The increase in the patent renewal costs is primarily attributable to a weaker US dollar against the Swiss franc. The increase in patent renewal costs was offset by a decrease in specific costs incurred in relation to testing of new raw materials, during manufacturing trial runs, to be used in the manufacturing of the Luminescent Product. During the comparable period of 2006, we tested various mediums to be used for our printable surface and various pigments to be used to create our Luminescent "effect."

SELLING AND MARKETING EXPENSES
Selling and marketing expenses consist of payroll, costs to maintain our website, travel and fees paid in connection with promotional activities, press releases and shareholder communications. Selling and marketing expenses increased by $22,663 (100.77%) and $99,655 (371.28%) for the three and nine month periods ended September 30, 2007, respectively, to $45,153 and $126,496, respectively, from $22,490 and $26,841 for the comparable three and nine month periods of 2006. The increase in selling and marketing expenses was due to the reallocation of certain employee compensation, increases in costs related to the redesign of our website and increases in costs for marketing and promotion and travel related to our product launch during the third quarter of 2007.

We anticipate that as our products are launched, our selling and marketing expenses will increase significantly as we introduce ourselves to the marketplace and maximize the exposure of our products to the consumer.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses increased (decreased) by $(108,444) (-45.05%) and $161,254 (28.31%) for the three and nine month periods ended September 30, 2007, respectively to $132,274 and $569,651, respectively, from $240,718 and $408,397 for the comparable three and nine month periods of 2006.

The decrease is primarily attributed to legal and accounting costs incurred during the three months ended September 30, 2006, which were not incurred during the three months ended September 30, 2007, relating to the restatement of our previously filed annual reports on Form 10-KSB for 2004 and 2005 and our previously filed quarterly reports on Form 10-QSB for all quarterly periods of 2005 and 2006.

The increase between the nine month periods ended September 30, 2007 and 2006, was primarily due to an increase in professional fees and printing costs relating to the amending and restating of our 2004 and 2005 Annual Reports on Form 10-KSB and our Quarterly Reports on Form 10-QSB for the periods ending March 31, 2005, June 30, 2005, September 30, 2005, March 31, 2006, June 30, 2006
and September 30, 2006. The increase is also attributable to higher professional fees related to the preparation and filing of our Registration Statement on Form SB-2 on July 6, 2007 and the amortization of deferred financing expenses incurred relating to our line of credit, which we acquired in the second quarter of 2006.

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

Since the required approval has been obtained from the stockholders, the Company recognized $1,600,000 of stock based compensation for the three- and nine month periods ended September 30, 2006.

On September 11, 2007, we issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of our common stock on September 11, 2007, the date the Board of Director's corporate resolution to enter into the contract and issue the shares.

The consulting contract is being amortized over its stated term. As a result, we recognized $ 1,642 of stock based compensation for the three and nine month periods ended September 30, 2007.

OTHER INCOME (EXPENSE)

INTEREST INCOME
For each of the three and nine month periods ended September 30, 2007 and 2006, interest income was $0, $3,182, $37 and $9,443, respectively. Interest income was earned on the note receivable from a related party.

FOREIGN EXCHANGE GAINS (LOSSES)
We pay all of the expenses of our subsidiary, which are comprised of general and administrative expenses and expenses for research and development. Expenses of the subsidiary are denominated in Swiss francs, translated into U.S. dollars, which we record on the invoice date. Differences between the amount of U.S dollars required to purchase sufficient Swiss francs to pay the subsidiary's liabilities on the invoice date, and the required amount of US dollars to purchase Swiss francs when the subsidiary's liabilities are paid, are recorded as charges or credits to the income statement under the caption "Foreign exchange gains (losses)." For the three and nine month periods ended September 30, 2007 and 2006, gains recognized from these differences were $0, $0, $0 and $17,656, respectively.

GAIN (LOSS) ON VALUE OF DERIVATIVE LIABILITIES
Gains (losses) on value of derivative liabilities of $0, $(162,545), $0 and $72,942 for the three and nine month periods ended September 30, 2007 and 2006, respectively, related to the warrant liability. Such derivative liabilities were required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 11 - WARRANT LIABILITY in the notes to our consolidated financial statements.

FINANCING COSTS
In the second quarter of 2007, we modified the terms of certain warrants issued to investors. As a result of the modifications, we recognized financing costs of $0 and $128,680 for the three and nine month periods ended September 30, 2007. See a further discussion in NOTE 12 - CAPITAL STOCK - ISSUANCES OF WARRANTS, in the notes to our consolidated financial statements.

INTEREST EXPENSE
For the three and nine month periods ended September 30, 2007 and 2006, interest expense was $38,734, $23,542, $109,752, and $30,041, respectively. Interest expense is dependent on the outstanding balance of our line of credit entered into on June 8, 2006 and the outstanding balance of cash advances we received from our president.

For the three and nine month periods ended September 30, 2007 and 2006, we incurred interest of $33,222, $23,167, $99,362, and $22,946, respectively, on our line of credit. We also incurred interest on cash advances from our president of $5,512, $375, $10,390 and $7,095, respectively.

INCOME TAXES
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance. During the fourth quarter of 2006, we began the process of meeting our delinquent tax reporting obligations and anticipate having all of our delinquent filings resolved during 2007.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2007
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have generated, from inception through September 30, 2007, cumulative net cash proceeds from the sale of our equity of approximately $4.95 million. Our net working capital deficit at September 30, 2007 was $1,358,163 compared to a deficit of $829,695 at December 31, 2006.

Our authorized capital stock consists of 245,000,000 shares of common stock, of which 143,142,837 shares were issued and outstanding at September 30, 2007. The number of shares issued excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

Cash decreased to $24,078 at September 30, 2007 from $51,836 at December 31,
2006.

Net cash used for operating activities for the nine months ended September 30, 2007 was $803,934. The primary reason for the decrease was to fund the loss for the period.

Net cash provided by investing activities for the nine months ended September 30, 2007 was $11,030 and represented collections of the related party note receivable including $37 of interest due on the note.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $763,065. The net cash provided was the result of cash advances from related parties of $802,400, less net repayments of advances from related parties of $19,250 and payment of deferred offering costs $20,085.

On March 30, 2007, we entered into the SEDA with Cornell, pursuant to which we may, at our discretion, under certain circumstances, periodically sell to Cornell shares of our common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the SEDA, Cornell will pay us ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of our common stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, we paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock (the "Commitment Shares") to Cornell as a commitment fee, of which 2,000,000 Commitment Shares have demand registration rights and 2,000,000 Commitment Shares have "piggy-back" registration rights.

Cornell will retain five percent (5%) of each advance under the SEDA. We paid Yorkville a structuring fee equal to fifteen thousand dollars ($15,000) on the Closing Date and shall pay five hundred dollars ($500) to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell's obligation to purchase shares of our common stock under the SEDA is subject to certain conditions, including, without limitation: (a) our obtaining an effective registration statement for shares of our common stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the us and Cornell and (b) the amount for each Advance as designated by us in the applicable Advance Notice shall not be more than three hundred thousand dollars ($300,000).

We also entered into the PAA, dated as of the Closing Date, by and between us and Newbridge pursuant to which we engaged Newbridge to act as our exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, we issued to Newbridge the Placement Agent Shares. Newbridge is entitled to "piggy-back" registration rights with respect to the Placement Agent Shares.

Under the SEDA, we are required to have filed and declared effective, the Registration Statement for the sale of our common stock by other parties, of which Cornell is one of those parties. We filed the required Registration Statement on July 6, 2007. Until the SEC declares the Registration Statement effective, we cannot draw down on the SEDA.

On July 25, 2007, we received a comment letter from the SEC regarding our filed SB-2 statement. As of the date of this filing, we have not responded to the SEC's inquiry. Until we do so, the Registration Statement cannot be declared effective.

See a further discussion in NOTE 12 - CAPITAL STOCK - STANDBY EQUITY DISTRIBUTION AGREEMENT in the notes to our consolidated financial statements.

ABILITY TO CONTINUE AS A GOING CONCERN
At September 30, 2007, we have generated minimal revenues from commercial sales of the Company's products. To date, our operations have generated accumulated losses of $14,083,770. At September 30, 2007, our current liabilities exceed our current assets by $1,358,163. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2006. Such a "going concern" qualification may make it more difficult for us to raise funds when needed. We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007 we entered into a $10,000,000 SEDA as previously described in NOTE 12 - CAPITAL STOCK - STANDBY EQUITY DISTRIBUTION AGREEMENT in the notes to our consolidated financial statements. In addition, our president has advanced monies totaling $902,400 from January 1, 2007 through November 14, 2007. We are continually having discussions with investors in our effort to obtain additional financing; however, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

Our ability to continue to operate as a going concern is primarily dependent upon our ability to generate the necessary financing to effectively market and produce our products, to establish profitable operations and to generate positive operating cash flows. If we fail to raise funds or we are unable to generate operating profits and positive cash flows, there are no assurances that we will be able to continue as a going concern and we may be unable to recover the carrying value of our assets. We believe that we will be successful in generating the necessary financing to fund our operations through the 2007 calendar year. Accordingly, we believe that no adjustment or reclassification of our recorded assets and liabilities are necessary at this time.

CREDIT AVAILABILITY:
As of September 30, 2007, the Company has a $ 750,000 line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust, of which $100,000 is unused. See NOTE 9 - LINE OF CREDIT for a discussion of the major terms of the agreement.

At December 31, 2006, we were not in compliance with the terms of the agreement as we did not file the Registration Statement (on Form S-1 or SB-2) by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

         1.       The due date of the agreement was extended to July 15, 2007.
         2. The date by which the Company was required to file the Registration Statement on Form S-1 (or SB-2), covering the underlying shares of common stock to potentially be issued upon conversion, was extended to July 15, 2007.

On June 27, 2007, we entered into an agreement with Ross/Fialkow, in exchange for a $5,000 renewal fee, to extend the expiration date of the Loan and Security Agreement until December 31, 2007. On July 6, 2007, we filed the Registration Statement on Form SB-2 Statement with the SEC, which included the shares of our common stock to be sold by Ross/Fialkow.

COMMITMENTS:
The Company had no material capital expenditure commitments as of September 30, 2007.

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

During the quarter ended September 30, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the three and nine month periods ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar years ended December 31, 2006 and 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying accounting principles generally accepted in the United States and reporting financial information in accordance with the requirements of the Commission. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our independent registered accountants with respect to our financial statements for our calendar years ended December 31, 2006 and 2005. As a result, the figures for the three and nine month periods ended September 30, 2006, which are presented in this document, required restatement from their previous filing. We believed this issue to be material and therefore, deemed the design and operation of internal control in place at December 31, 2005 and for the three-and nine months periods ended September 30, 2006, to be ineffective.

In late 2005, the Company hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system in the first nine months of 2007, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is our intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following equity transactions occurred during the period July 1, 2007 to September 30, 2007 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On September 11, 2007, we issued 2,000,000 shares of our common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at a market price of $0.03 per share, the closing price of our common stock on September 11, 2007, the date the Board of Director's corporate resolution to enter into the contract and issue the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Number     Description of Exhibit
------     ----------------------

 10.29 Consulting Agreement dated September 11, 2007 between Brightec, Inc. and Jeffrey Stern, Trustee of the Jeffrey Stern Revocable Trust.

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


                                       BRIGHTEC, INC.

Date: November 19, 2007                By: /s/ PATRICK PLANCHE
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer

                                  EXHIBIT INDEX

Number                       Description of Exhibit
------                       ----------------------

  10.29    Consulting Agreement dated September 11, 2007 between
           Brightec, Inc. and Jeffrey Stern, Trustee of the Jeffrey
           Stern Revocable Trust (filed herewith)                      E-1 - E-7

  31       Certification of Chief Executive and Financial Officer
           Pursuant to 18 U.S.C. Section 1850, As Adopted Pursuant
           to Section 302 of the Sarbanes-Oxley Act of 2002.
           (filed herewith)                                                E - 8

  32       Certification of Chief Executive and Financial Officer
           Pursuant to Rule 13a-14(b) of the Exchange Act and 18
           U.S.C. Section 1850, as Adopted Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002. (filed herewith)             E - 9