Form 10KSB
period 2007-12-31
BRIGHTEC, INC
filed 2008-04-14
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2007 or

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

The Company's revenues for the fiscal year ended December 31, 2007 were $16,697. The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the average of the high and low sales price as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation system was $418,594 as of March 31, 2008.

The Company had 144,342,837 shares of common stock, $0.001 par value, issued and outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format: [ ]Yes [X] No

Documents incorporated by reference - None

                          BRIGHTEC, INC. AND SUBSIDIARY
                                   Form 10-KSB
                                Table of Contents

                                                                        Page No.

PART I
------

             Introductory Statement                                      3

Item 1       Description of Business                                    4 - 8

Item 1a      Risk Related to the Company's Business                     9 - 16

Item 2       Description of Property                                     16

Item 3       Legal Proceedings                                           16

Item 4       Submission of Matters to a Vote of Security Holders         16


PART II
-------

Item 5       Market for Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity
             Securities                                                17 - 18

Item 6       Management's Discussion and Analysis or Plan of
             Operation.                                                18 - 23

Item 7       Financial Statements                                        23

Item 8       Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure                         23

Item 8A(T)   Controls and Procedures                                   23 - 26

Item 8b      Other Information                                           26


PART III
--------

Item 9       Directors, Executive Officers, Promoters, Control
             Persons and Corporate Governance; Compliance with
             Section 16(a) of the Exchange Act                         27 - 28

Item 10      Executive Compensation                                    28 - 30

Item 11      Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                  30

Item 12      Certain Relationships and Related Transactions              31

Item 13      Exhibits                                                  31 - 33

Item 14      Principal Accountant Fees and Services                    33 - 34

SIGNATURES                                                               35

EXHIBIT INDEX                                                            36

FINANCIAL STATEMENTS                                                  F-1 - F-23

EXHIBITS                                                              E-1 - E-2

                             Introductory Statement

Note Regarding Forward Looking Statements:

This Form 10-KSB and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission ("SEC"), as well as the Company's press releases, contain or may contain forward-looking statements. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-KSB that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the following: the Company's ability to raise the financing required to support the Company's operations; the Company's ability to establish its intended operations; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products on a timely basis; the Company's ability to attract customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 1a. Risks Related to the Company's Business, and in various filings made by the Company from time to time with the SEC. Any forward-looking statements should be considered in light of those factors.

The Company files periodic reports with the SEC, as well as current reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiary may be found at www.brightec.com.

                                     PART I

Item 1.  Description of Business

Introduction: The Company
-------------------------
Brightec, Inc. ("We," "Our," "Brightec," or, the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Products will be sold primarily as a printable luminescent film designed to add luminescence to existing and new products. Currently, we sell our product in "4x6" sheets, "8.5x11" sheets and "12x18" sheets through our online store. In addition, we made the rolls of our inkjet media for sale though our online store for wide format printing. In the effort to reach a commercial market, we also made available through our webstore, solvent-based inkjet rolls (vinyl) with pressure sensitive adhesive ("PSA") backing UV-curable inkjet sheets.

We use third parties for manufacturing and market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. We offer our products in sheets and rolls.

We incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, we had no operations of any kind. On August 13, 1998, we acquired 100% of the then outstanding common stock of Brightec SA (formerly Lumitech SA, "Brightec SA"), a company founded in Switzerland in 1992, which had developed and patented certain luminescence technology. In 2001, we ended all research and development and other administrative activities in Brightec SA. Brightec SA is currently engaged solely in the maintenance and preservation of the patents and trademarks we utilize in connection with our Luminescent Products.

The acquisition of Brightec SA was treated as a reverse acquisition for accounting purposes. On August 14, 1998, our Board of Directors authorized the change of our name from Hyena Capital, Inc. to Advanced Lumitech, Inc. On October 25, 2006, we changed our name to Brightec, Inc. We are authorized to issue 245,000,000 shares of common stock and 5,000,000 of preferred stock.

In late 1999, we relocated our headquarters, operations and management to the metropolitan Boston, Massachusetts area because we believed the United States would offer the largest market for our products. During fiscal years 2000, 2001 and 2002, we had limited operations and limited resources and had incurred substantial payables and debt primarily to outside vendors and consultants as well as creditors of Brightec SA relating primarily to research and product development costs and patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, our principal efforts were focused on renegotiating and settling our obligations owed to our major creditors in exchange for cash and shares of our common stock. In the second fiscal quarter of 2002, we engaged a consultant to assist with the development of the manufacturing process for our Luminescent Products. During the first quarter of 2003, we were able to demonstrate the commercial feasibility of manufacturing our Luminescent Products relying on third-party subcontract manufacturers. In October 2003, we made our first commercial sale of its Luminescent Products, which was used as a ticket medium for Super Bowl XXXVIII held on February 1, 2004. In January 2004, we made our second commercial sale of our Luminescent Products offered in the form of inkjet paper ("Brightec Inkjet Paper") to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. In 2005, we made additional commercial sales of the our Luminescent Products, which was sold to a major poster board and inkjet paper distributor that introduced a "Glow-in-the-Dark Sign Kit" to a major office superstore and to a mass-market retailer and two Brightec Inkjet Paper packs to a major computer retailer.

In 2006 and 2007, our efforts were focused on decreasing product costs and widening product offerings. In order to meet the needs of the graphic industry, we have been developing products for a variety of print methods, i.e., offset, UV-curable inkjet, solvent-based inkjet, and flexo, et al, in several sizes and with other backing options, specifically pressure sensitive adhesive ("PSA"). The objective is to offer a wide range of product types in standard sizes, in stock and readily available.

In 2008, we had our first recurring sales of our Luminescent Products. On February 9, 2008, we sold a roll of our solvent based inkjet product to an existing customer that is a manufacturer and importer of various novelty and staple items, including lighters, key chains, poly-resin and general merchandise. Their products are offered by various national retailers such as

Wal-Mart(R), Walgreens and Osco Drug(R) Stores. On March 31, 2008, we sold an addition two rolls to the recurring customer. Total revenue recognized in association with these recurring sales totaled $1,000.

Our ability to manufacture, market and sell our Luminescent Products is dependent upon our successful raising of additional capital, as described in
Part II, Item 6. "Management's Discussion and Analysis or Plan of Operations - Liquidity and Capital Resources." As discussed in NOTE 1 - NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS of the Company's audited consolidated financial statements. This contingency, among others, raises substantial doubt about the Company's ability to continue as a going concern. See also Part I,
Item 1a - "Risk Related to the Company's Business."

Our Products
------------
We market and sell graphic quality printable luminescent films. These films incorporate luminescent or phosphorescent pigments and are based on our proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Brightec Inkjet Paper version of our Luminescent Products is typically referred to as "paper" although it is an all-plastic construction.

We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. We expect to offer our products in sheets and rolls to permit customers to use Brightec films in existing production and set-up.

We have completed the process of redesigning our website and have begun to introduce our new product lines to the marketplace. We started launching our new products in September 2007. During the first and second quarters of 2007, as a result of our anticipated new product lines introduction, we began building, and continue to build, our inventory to meet the anticipated product demand.

Products introduced by the end of the year 2007 included a line of new and improved printing quality inkjet sheets of different formats, which are being sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and flexo rolls for the commercial printing market.

We achieved our goal of launching our new website in September 2007 and we began to introduce our new product line shortly thereafter. We introduced a new product line every subsequent month. All of our currently planned products were introduced to the market by the end of 2007. By the end of 2007, we added for sale in our online store, UV-Curable inkjet sheets and wide format inkjet rolls, and expect to enhance our offerings to include both flexo and solvent inkjet rolls with repositionable and PSA backings.

Marketing and Sales Strategy
----------------------------
Initially, we are marketing our products through a direct sales effort by our president, one of the full-time employees, and several consultants who are our stockholders. Our objective is to sell our Luminescent Products into the growing market for digital printing and specialty graphic media, as well as to penetrate the broad market for commercial printing media. We believe our products will compete favorably with existing products because we believe our products solve the luminescent industry's long-standing problems of poor graphic quality and low luminescent performance.

Throughout 2006 and through the third quarter of 2007, we continued to focus on improving our cost structure; in particular as it relates to the professional graphics industry, in order for us to be competitive once the product launch occurred. We wanted to be in a position to introduce a wide range of products for that industry market segment rather than introduce products as they become ready to be introduced to the marketplace. It was anticipated that the Company would introduce its product line late in the fourth quarter of 2006, however, due to a technical complication, the Company had to postpone the product launch. We began launching our new products to the market in September 2007 at the same time as we launched our redesigned website.

Due to a manufacturing complication, we were not able to introduce as many products as planned for the fourth quarter of 2007 because of necessary changes in the manufacturing process due to increases in raw material, manufacturing and converting costs.

Our sales efforts are being directed by our president, one of the full-time employees and several consultants who are our stockholders. As we continue to develop new and existing products, we are building a database of potential customers, evaluating their needs, and beginning initial discussions with certain prospects. As new products are added to the webstore, increased effort will be made towards marketing the webstore.

We believe we will have to begin selling our products to key first-in-category prospects at a very low gross margin to enable us to start building revenue and increasing product visibility, while simultaneously working to lower product cost, subsequently improving our gross margin.

Additional sales and marketing activities are dependent on our ability to successfully raise additional capital, as described in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." See also Part I, Item 1a - "Risk Related to the Company's Business."

Research and Development
------------------------
During 2000 and early 2001, our research and development efforts, which took place in Switzerland, were focused on demonstrating the application of our concept of producing graphic-quality, printable luminescent films as envisioned in our patents.

In early 2002, we were able to shift our development efforts to the United States. During the 2002 and 2003, our principal development efforts were directed toward establishing the ability to have luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for our products. During 2006 and through the third quarter of 2007, our principal development efforts were directed toward reducing production costs for our products. In 2006 and 2007, the Company incurred research and development expenses of $512,164 and $184,655, respectively.

In 2007, we increased our research and development efforts and incurred expenses developing and testing different versions of the product intended for the graphic industry, including different printing formats and PSAs. There were also on-going research and development efforts focused on decreasing cost despite increased raw material and manufacturing costs during 2007.

Our continued research and development activities are dependent upon our successful raising of financing, as described in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." See also Part I, Item 1a - "Risk Related to the Company's Business."

Manufacturing
-------------
By December 31, 2003, we had demonstrated our ability to manufacture a commercial product using third-party manufacturers. We acquire our luminescent pigment raw material from a third-party supplier, which is then converted to a coating resin by a third-party manufacturer. The coating is then applied by a third-party coater to a plastic film and ultimately shipped to a converter for sizing. All raw materials and manufacturing services we currently require are contracted on a purchase order basis.

During 2007, we continued our existing manufacturing process; however, we plan to explore alternative manufacturers to potentially offset increases that occurred in manufacturing during 2007.

Future manufacturing activities are dependent on our ability to successfully raise additional capital, as described in Part II, Item 6. "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources." See also Part I, Item 1a - "Risk Related to the Company's Business."

Source of Raw Materials
-----------------------
The principal raw materials we use in our Luminescent Products account for a majority of the total product cost. The luminescent pigments used in production are purchased from the Specialty Materials Group of Honeywell, Inc. Plastics films and other raw materials, including coating resins, are purchased directly or through third-party subcontracting manufacturers. We believe we are using the most advanced and environmentally friendly luminescent materials in our products.

All raw materials we use in our products are manufactured by leading companies in the United States, Europe, and the Far East and represent items that are readily available on a commercial basis. Although our luminescent pigments are obtained from a sole source supplier, we do not anticipate any problems obtaining materials used in the manufacturing process. Nevertheless, disruptions of trade and other restrictions which might affect the availability of raw materials on a timely basis, especially those sourced from overseas and unforeseen price increases could substantially impair our ability to deliver our products.

Patents and Trademarks
----------------------
Our wholly-owned subsidiary, Brightec SA, is the owner of all patents and trademarks we use in the operation of our business. Brightec SA received its initial patent in France in August 1997. Brightec SA's base patent covers an optical filter process that is applicable to all types of luminescent prints (photographic, textile and decoration), as well as the products resulting from the implementation of this process. A European procedure patent has also been issued providing coverage in fourteen principal countries as well as China, Mexico and Poland.

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

We also rely on trade secrets and technical know-how in the development and manufacture of our products, which we seek to protect, in part, through confidentiality agreements with its employees, consultants, sub-contractors, and other parties.

Seasonality
-----------
We do not anticipate any material seasonality in our revenues derived from the sale of our Luminescent Products with the possible exception of a greater demand during the third and fourth quarter holiday season given the expected use of the Luminescent Products as an enhancement for Christmas and New Year products which may induce a modest second half seasonality into our sales pattern.

Competition
-----------
We are not aware of any competing "luminescent" product that offers the same features as our Luminescent Products. Typical "glow-in-the-dark" offerings are based on earlier generation, zinc sulfide pigments that have an initial, strongly visible glow lasting less than an hour and almost no afterglow. These products have limited applicability in the kinds of graphic printing applications for which our products are designed. We do not know of any available "glow in the dark" paper that provides a printable surface, which is suitable for producing graphic quality images.

Our films are based on strontium aluminate pigments, which have an initial, strongly visible glow of three to five hours and an after-glow, which remains visible overnight, for eight to twelve hours. Our patented technology improves the quality of the emitted light for purposes of enhancing a printed image, and its coatings may be applied to printable surfaces suitable for graphic quality printing, which differentiates our films from the competition.

There are numerous competing films and papers that are not luminescent, but that are widely used in advertising, promotional enhancement, product enhancement, packaging applications and inkjet applications of the type that we will be targeting. Many of these non-luminescent solutions are much less expensive than our offering. Typical paper cardstock and other commodity print media are available costing fractions of a cent per square inch, or in industry terms, less than $1 per "thousand square inches" and are approximately 90% below the expected offering price of our products.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars, two specialty media designed to enhance existing or new applications. These products are believed to sell for approximately 30% to 40% below the expected initial offering price for our Luminescent Products. For high volume, more cost conscious applications, zinc sulfide based "glow-in-the-dark" products, or overprinted prismatic films such as prismatic and glitter gratings will be important alternatives to our products. These are typically offered at prices, which are believed to be approximately 50% to 60% below the expected pricing for our products.

Existing companies currently offer competing films and papers at established price levels, which are likely to materially influence our product pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than we do, and have been established and known in the specialty and inkjet paper field for a number of years. See Part I, Item 1a. - "Risk Related to the Company's Business."

As in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render our technology obsolete. We are not aware of any such competing technology under development or which has been developed.

Regulation
----------
We believe there are no specific governmental regulations that target our Luminescent Products, which could have a material impact on its manufacture, sale or distribution.

Employees
---------
During the period January 1, 2007 to December 31, 2007, we had three full-time employees, no part-time employees and engaged several consultants to provide specialized services and support for finance and accounting, research and development, marketing, business development and public relations.

Item 1a.  Risk Related to the Company's Business

WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have a history of losses. For the years ended December 31, 2007 and 2006, we incurred a net loss of $1,363,234 and $2,290,260, respectively. We had an accumulated deficit of $14,426,481 and $13,063,247 as of December 31, 2007 and 2006, respectively. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement (the "SEDA"), which we have entered into with YA Global Investments, LP, ("YA Global"). For further information regarding the SEDA, refer to NOTE 11 - CAPITAL STOCK - "Standby Equity Distribution Agreement" in the notes of our audited consolidated financial statements.

         If we incur any problems in drawing down the SEDA, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations and will likely result in a lower stock price.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

         As of December 31, 2007, we had a working capital deficit of $1,671,047. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations. Any of these events would be materially harmful to our business and your entire investment could be lost. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS

         We have had fifteen commercial sales of our Luminescent Products aggregating a total of approximately $417,000; therefore, there is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. We have generated an accumulated deficit of $14,426,481 through December 31, 2007. To date, our operations have largely been limited to our effort to develop the manufacturing process for our Luminescent Products. Sales of our products may fail to achieve significant levels of market acceptance. Our business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, we may never achieve or maintain profitable operations, and we may encounter unforeseen difficulties that may deplete our limited capital more rapidly than anticipated, which may force us to curtail or cease its business operations.

WE WILL REQUIRE ADDITIONAL CAPITAL, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS

         To become and remain competitive, we will be required to make significant investments in our infrastructure, including hiring employees to provide sales, marketing, product development and financial reporting services on an ongoing basis. Other than the SEDA with YA Global and our line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow") (see NOTE 6 - LINE OF CREDIT in the notes to our audited consolidated financial statements for the year ended December 31, 2007), we don't have any other committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to us in the future or attainable at all. If additional financing is not available on satisfactory terms, we may be unable to operate at our present level, market or sell our products, establish or maintain a system of financial controls or develop and expand our business, develop new products or develop new markets, and our operating results may be adversely affected. Debt financing, if available, increases expenses and must be repaid regardless of operating results. The availability of debt or equity financing is uncertain, and successful equity financing, including any proceeds we received under the SEDA, will result in additional dilution to our existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the questions concerning our ability to generate net income and positive cash flows from our operations indicate that we may be unable to continue as a going concern for a reasonable period of time.

THE REPORT OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2007, INDICATES THAT THERE IS SUBSTANTIAL DOUBT ABOUT THE OUR ABILITY TO CONTINUE AS A GOING CONCERN

         As of December 31, 2007, we had a working capital deficit of $1,671,047 and an accumulated deficit of $14,426,481 and recurring net losses since the inception of our business. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

         On March 30, 2007, we entered into the SEDA with YA Global, pursuant to which we may, at our discretion, periodically sell to YA Global shares of our common stock, par value $0.001 per share for a total purchase price of up to $10 million. In order to draw down on the SEDA, we must file and have declared effective a registration statement on Form S-1 (or SB-2) (the "Registration Statement"). On January 3, 2008, we received an SEC comment letter regarding our amended Registration Statement, filed on Form SB-2/A on November 30, 2007. We are in the process of preparing our response to this inquiry; however, we do not anticipate filing our response with the SEC until after our annual report on Form 10-KSB has been filed with the SEC. If the Registration Statement is declared effective and if we sold all of the registered shares at a share price of $0.0025 (the closing price on April 1, 2008), we would not be able to draw down on the SEDA as the proceeds from the sale would not be sufficient to pay all of the costs associated with the sale. We have determined that in order to maximize the available funds under the SEDA, our stock price must equal or exceed $0.5396. For more information, refer to NOTE 11 - CAPITAL STOCK - "Stand-By Equity Distribution Agreement" of our audited consolidated financial statements for the year ended December 31, 2007.

A DEFAULT BY US UNDER OUR LOAN AND SECURITY AGREEMENT WITH ROSS/FIALKOW DATED JUNE 8, 2006, MAY ENABLE ROSS/FIALKOW TO TAKE CONTROL OF OUR INTELLECTUAL PROPERTY ASSETS

         In June 2006, we entered into a Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow in the amount of $750,000. The Loan Agreement is scheduled to expire on June 30, 2008. Every month, we are required to pay interest on the outstanding principal amount at the rate of 20% per year. The principal amount of the loan may be converted at any time, at the discretion of Ross/Fialkow, into shares of our common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, we would issue 6,250,000 shares of our common stock to Ross/Fialkow and these shares would carry piggy-back registration rights.

         To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2007 was $700,000. A default by us under the Loan Agreement would enable the holders of the Loan Agreement to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations.

         Under the Loan Agreement, we were required to have filed the Registration Statement on Form S-1 (or Form SB-2) by December 31, 2006. As of December 31, 2006, we had not filed the Registration Statement as required and as a result, were not in compliance with the terms of the Loan Agreement. On March 15, 2007, the Loan Agreement was amended to extend the date by which the Company was required to file the Registration Statement on Form S-1 (or Form SB-2) until July 15, 2007. We filed the Registration Statement on July 6, 2007 on Form SB-2 and, on November 30, 2007, we filed a subsequent amendment on Form SB-2/A, as the result of an SEC comment letter. We received another SEC comment letter on January 3, 2008 related to the Form SB-2/A. We are in the process of preparing our response to this latest comment letter, however, we do not anticipate filing our response until after we file our annual report on Form 10-KSB for the year ended December 31, 2007

         On June 27, 2007, the Loan Agreement was amended to extend the expiration date from July 15, 2007 to December 31, 2007, and we issued an Amended and Restated Warrant to Ross/Fialkow, amending the terms of the original Warrant to require 61 days be given to us prior to its exercise by Ross/Fialkow.

         On November 29, 2007, the Loan Agreement was further amended to extend the expiration date from December 31, 2007 to June 30, 2008.

WE HAVE NOT FILED OUR FEDERAL OR STATE CORPORATE INCOME TAX RETURNS FOR SEVERAL YEARS WHICH COULD CAUSE US TO LOSE CERTAIN AVAILABLE TAX CREDITS AND BENEFITS TO WHICH WE WOULD OTHERWISE BE ENTITLED

         We have not filed our corporate income tax returns for the years ended December 31, 2000, 2002, 2003, 2004, 2005. The tax returns filed for 2001 (if permitted by statute) and 2006 will need to be amended.

         We may not be able to take full advantage of any operating loss deductions and/or tax credits until such time as we file our tax returns. The availability of these losses may be limited due to the expiration of the carryforward periods, changes in the Internal Revenue Code of 1986 as amended from time to time (the "Code"), or changes in control of the Company which may limit the amount any available loss deductions from year to year.

         We may also be subject to charges for penalties and interest for the failure to file these returns on a timely basis in addition to any tax that may be assessed in years where it is determined we had taxable income as determined under the Code. Although we do not expect that we will have any taxable income as determined under the Code nor do we expect any potential assessment of penalties and interest to be substantial, we may need to divert some of our resources to meet these obligations.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL FINANCING WHICH COULD AFFECT OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION

         As of December 31, 2007, we had $32,464 in cash and our total current assets were $261,653. As of December 31, 2007, our total current liabilities were $1,932,700. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we attain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. We currently have no bank borrowings or other credit facilities (other than the Ross/Fialkow Loan Agreement), and we cannot guaranty that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot obtain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. We estimate that we will require approximately $2,500,000 to fund our anticipated corporate operating expenses for the next twelve months and approximately $10,000,000 to fund our expansion plans. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to substantially curtail or cease our business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IF NEEDED, WE MAY NOT BE ABLE TO RAISE FURTHER FINANCING OR IT MAY ONLY BE AVAILABLE ON TERMS UNFAVORABLE TO US OR TO OUR STOCKHOLDERS WHICH MAY ADVERSELY EFFECT OUR OPERATIONS

         Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if our sales do not increase over the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

     o fund additional research and development for the development of our products;

     o   fund additional marketing expenditures;

     o   develop additional products;

     o   enhance our operating infrastructure;

     o   hire additional personnel, and/or;

     o   acquire other complementary businesses or technologies.

         If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products or otherwise respond to competitive pressures would be significantly limited.

OUR OPERATING RESULTS ARE DIFFICULT TO PREDICT IN ADVANCE AND MAY FLUCTUATE SIGNIFICANTLY WHICH WOULD LIKELY RESULT IN A SUBSTANTIAL DECLINE IN OUR STOCK PRICE

         Our operating results are difficult to predict in advance and may fluctuate significantly, and a failure to meet the expectations of analysts or our stockholders would likely result in a substantial decline in our stock price.

         Factors that are likely to cause our results to fluctuate include the following;

     o the gain or loss of significant customers or significant changes in the technology in our industry;

     o the amount and timing of our operating expenses and capital expenditures;

     o   the timing, rescheduling or cancellation of customer's work orders;

     o our ability to specify, develop, complete, introduce and market our products and bring them to volume production in a timely manner;

     o the rate of adoption and acceptance of new industry standards in our target markets, and/or;

     o   other unforeseen activities or issues

         If we do not accurately forecast consumer demand or if our operating results fluctuate greatly, we could be forced to curtail or cease our business operations.

OUR PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET AND WE HAVE HAD LIMITED PRODUCT SALES TO DATE WHICH COULD CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR BUSINESS OPERATIONS

         We have had limited product sales to date. Because we have only commenced limited marketing of our Luminescent Products, we can give no assurance that these products will be commercially accepted in the marketplace or that the market for our products will be as large as we expect. If our products do not achieve acceptance in the marketplace, we could be forced to curtail or cease our business operations.

         In addition, as in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render our technology obsolete.

WE RELY ON THIRD-PARTY MANUFACTURERS TO PRODUCE OUR PRODUCTS, THE LOSS OF WHICH COULD CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR BUSINESS OPERATIONS

         We currently have no manufacturing facilities and rely on several third party manufacturers to produce our Luminescent Products. Loss of these manufacturing facilities would cause us to severely curtail our manufacturing operations and may cause us to be unable meet our obligations. Should we not be able to replace these manufacturing facilities within a short period of time after their loss, we may be forced to cease operations until suitable replacement manufacturing facilities are found. The loss of our current manufacturing facilities may also cause a significant financial drain on us as the costs to relocate the manufacturing of our Luminescent Products may be significant. There can be no assurance that our third party manufacturers will continue to manufacture our products in the future.

WE ARE DEPENDENT UPON TWO SOURCES FOR RAW MATERIALS TO MANUFACTURE OUR PRODUCTS, THE UNAVAILABILITY OF WHICH MAY CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR BUSINESS OPERATIONS

         The principal raw materials we use in connection with the manufacture of our Luminescent Products are currently purchased from one source supplier. Although we could buy from a second source for such raw material, the unavailability of such raw material could cause us to curtail or cease our manufacturing operations until suitable replacement raw material was located.

         Significant price increases of the raw materials would have a material adverse effect on our business and could cause us to lose profitability as we could have to raise our prices in order to maintain our desired level of profitability. Increases in our prices could also have the negative effect of causing a decrease in revenue, significantly affecting our profitability and affecting our ability to continue manufacturing and reinvesting in our infrastructure.

         Disruptions of trade or other restrictions, which might affect the availability of raw materials on a timely basis, especially those sourced from overseas and unforeseen price increases could substantially impair our ability to deliver our products and could force us to curtail or cease our business operations.

WE RELY ON PATENTS, LICENSES AND INTELLECTUAL PROPERTY RIGHTS TO PROTECT OUR PROPRIETARY INTERESTS, THE LOSS OR UNAVAILABILITY OF WHICH COULD CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR OPERATIONS

         Our future success depends in part on our ability to maintain patents and other intellectual property rights covering our Luminescent Products. There can be no assurance that our patents and patent applications are sufficiently comprehensive to protect our products. The process of seeking further patent protection can be long and expensive. There can be no assurance that we will have sufficient capital resources to cover the expense of patent prosecution or maintenance for our applications or existing patents or that all, or even any patents, will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to us. We have limited financial resources that may limit our ability to pursue litigation in the event of an infringement on our patents, licenses or intellectual property rights.

         We may also unintentionally infringe on the patents, licenses and intellectual property rights of others. This accidental infringement may cause us to need to defend ourselves in infringement litigation which would be costly. There is no assurance that we will have the necessary resources to successfully defend ourselves and our assets.

WE ARE DEPENDENT ON OUR FOUNDER AND KEY EMPLOYEE, THE LOSS OF WHOM WOULD CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR BUSINESS OPERATIONS

         Our success is dependent upon the continued availability of our founder, Patrick Planche. The unavailability of Mr. Planche or our inability to attract and retain other key employees could severely affect our ability to carry on our current and proposed business activities. We have one key man life insurance policy on Mr. Planche, of which, one of our creditors is the named beneficiary.

         During 2007, we received advances of $1,038,400, of which $11,030 was used to repay an outstanding note receivable (including accrued interest) from him. In addition, $8,220 was used to pay certain payroll taxes on $150,000 of non-cash compensation he received from us (5,000,000 shares of our common stock issued on June 18, 2007 at $0.03 per share). We repaid $210,000 of the outstanding advances through the issuance of 7,000,000 shares of our common stock at a price of $0.03 per share, the closing price of our common stock on that date). As of December 31, 2007, we owed Mr. Planche $809,150.

         These loans bear interest at the Internal Revenue Service short-term "Applicable Federal Rate" (3.81% as of December 31, 2007). As of December 31, 2007, we owed Mr. Planche accrued interest of $16,417.

         From January 1, 2008 through April 1, 2008, Mr. Planche has made additional interest bearing cash advances to us of $215,000.

WE HAVE A LIMITED NUMBER OF EMPLOYEES TO CARRY ON OUR OPERATIONS WHICH THE LOSS OF ANY OR ALL OF OUR EMPLOYEES COULD CAUSE US TO SUBSTANTIALLY CURTAIL OR CEASE OUR OPERATIONS

         As of December 31, 2007, we had only three full-time employees and several part-time consultants. We do not have sufficient resources to hire additional employees and our continued inability to hire additional employees will have a material adverse effect on our ability to carry on and expand our business operations, which may force us to curtail our business operations.

A SIGNIFICANT CONCENTRATION OF OWNERSHIP OF OUR COMMON STOCK EXISTS WHICH MAY IMPACT THE PROBABILITY AND TIMING OF A CHANGE IN THE CONTROL OF OUR COMPANY AND MAY DEPRIVE OUR OTHER STOCKHOLDERS FROM RECEIVING A PREMIUM FOR THE SALE OF THEIR STOCK

         Two of our directors, Patrick Planche and David Geffen, each own a significant percentage of our outstanding common stock, approximately 28% and 18%, respectively, for a combined total of approximately 48%. As a result, Mr. Planche and Mr. Geffen may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although Mr. Planche and Mr. Geffen have a fiduciary duty to act in our best interest, this concentration of ownership of our common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of our common stock.

DERIVATIVE RIGHTS TO ACQUIRE SHARES OF OUR COMMON STOCK AND SALES OF OUR COMMON STOCK WILL RESULT IN SIGNIFICANT DILUTION TO OTHER HOLDERS OF SHARES OF OUR COMMON STOCK

         As of December 31, 2007, warrants and options to acquire a total of 26,820,832 shares of our common stock were outstanding. In addition, our SEDA enables us to sell up to $10 million of our common stock at prices discounted to the market price. The existence and/or exercise of such stock options, warrants, commitments and rights under the agreements could adversely affect the price at which shares of our common stock may be sold or the ability of the market to absorb such additional shares of our common stock if such investors decide to sell such shares and the terms on which we can obtain additional financing.

COMPETITION IN THE PHOTOGRAPHIC, COMMERCIAL PRINTING AND HOME PRINTING AREA IN WHICH THE COMPANY EXPECTS TO MARKET THE LUMINESCENT PRODUCTS IS INTENSE AND THE COMPANY'S COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN THE COMPANY

         Existing companies currently offer competing films and papers at established price levels, which are likely to materially influence our product pricing. Many of these existing products are manufactured using processes and technologies supported by companies which have significantly greater resources than we do and have been established and known in the specialty and inkjet paper field for a number of years.

         Our competition includes any company that manufactures photographic paper such as Hewlett-Packard, Kodak, Cannon and others companies within the digital photography industry. Currently, our products compete in the home and home office and small business market segments. Our inability to compete effectively with these industry leaders and diversify into other market segments could cause us to curtail or cease its business operations.

OUR COMMON STOCK MAY LACK LIQUIDITY AND BE AFFECTED BY LIMITED TRADING VOLUME WHICH COULD AFFECT THE ABILITY OF A STOCKHOLDER TO SELL OUR COMMON STOCK OR THE PRICE AT WHICH IT MAY BE SOLD

         Our common stock is traded on the NASDAQ Over-the-Counter Bulletin Board (the "OTCBB") under the symbol BRTE.OB. Our common stock is thinly traded and may experience price volatility, which could affect a stockholder's ability to sell our common stock or the price at which it may be sold. In addition, sales of our common stock can cause larger than expected price volatility when compared to similar sales of other companies. There has been and may continue to be a limited public market for our common stock. There can be no assurance that an active trading market for our common stock will be maintained. The absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

THE VOLATILITY OF STOCK PRICES MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK

         The market for our common stock is highly volatile. The trading price of our common stock could be subject to wide fluctuations in response to, among other things:

     o   quarterly variations in our operating and financial results;

     o announcements of technological innovations or new products by our competitors or us;

     o changes in prices of our products and services or our competitors' products and services;

     o   changes in our products mix

     o   changes in our revenue and revenue growth rates, and/or;

     o   marketing and advertising

         Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business or related to it could result in an immediate effect in the market price of our common stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of companies. These broad market fluctuations may adversely affect the market price of our common stock.

MARKET VOLATILITY MAY AFFECT OUR STOCK PRICE AND THE VALUE OF A STOCKHOLDER'S INVESTMENT IN OUR COMMON STOCK MAY BE SUBJECT TO SUDDEN DECREASES

         The trading price for the shares of our common stock has been, and we expect it to continue to be, volatile. The trading price of our common stock depends on a number of factors, including the following, many of which are beyond the our control: (i) our historical and anticipated operating results, including fluctuations in financial and operating results; (ii) the market perception of luminescent films; (iii) general market and economic conditions;
(iv) announcements of technological innovations or new products by us or our competitors; (v) developments concerning our contractual relations with our executive officer and executive management; and (vi) announcements regarding significant collaborations or strategic alliances.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

     o   With a price of less that $5.00 per share;

     o   That are not traded on a "recognized" national exchange, and;

     o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less that $5.00 per share); or Issuers with net tangible assets of less that $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

NO EXPECTATION OF DIVIDENDS ON COMMON STOCK WHICH MAY AFFECT OUR ABILITY TO ATTRACT NEW INVESTORS AND/OR RETAIN EXISTING INVESTORS

         We have never paid cash dividends on our common stock and we do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon the future earnings, capital requirements, financial requirements and other factors that our Board of Directors will consider. Since we do not anticipate paying cash dividends on our common stock, the return on investment on our common stock will depend solely on an increase, if any, in the market value of the common stock.

POSSIBLE ISSUANCE OF PREFERRED STOCK COULD ADVERSELY AFFECT THE POSITION OF HOLDERS OF OUR COMMON STOCK

         Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights, and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividends, liquidation, conversion, voting, or other rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company or, alternatively, granting the holders of preferred stock such rights as to entrench management. If the holders of our common stock desired to remove current management, it is possible that our Board of Directors could issue preferred stock and grant the holders thereof such rights and preferences so as to discourage or frustrate attempts by the common stockholders to remove current management. In doing so, management would be able to severely limit the rights of common stockholders to elect the Board of Directors.

Item 2.   Properties

At December 31, 2007, we leased corporate office space at 8C Pleasant Street, South Natick, Massachusetts under an operating lease with an original lease term of eighteen (18) months which expired in August 2005, and which continues on a tenant-at-will basis, at a monthly rent of $2,041.67 or $24,500 per year, plus an additional amount equal to the increase in real estate taxes on such facilities above the base period.

The facilities are adequate for our current use. However, the hiring of additional employees and/or the introduction of our products to the market will cause us to need to look for replacement facilities adequate for our anticipated expansion.

Item 3.   Legal Proceedings

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our authorized capital stock consists of 245,000,000 shares of $0.001 par value common stock, of which 144,342,837 shares were issued and outstanding as of March 31, 2008 and 5,000,000 shares of $0.001 par value preferred stock, none of which were issued and outstanding.

Dividends
---------
We have never paid cash dividends on our common stock and we do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. Our continued need to retain earnings for operations and expansion is likely to limit our ability to pay future cash dividends.

Market Information
------------------
Our common stock is currently quoted on the NASDAQ OTCBB under the symbol BRTE.OB. The following table lists the high and low sales prices for our common stock for the periods indicated. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

                                     2006                 2007
                             -------------------   -------------------
                               High        Low       High        Low
                             --------   --------   --------   --------
         First quarter       $  0.100   $  0.040   $  0.070   $  0.040

         Second quarter         0.100      0.045      0.060      0.030

         Third quarter          0.100      0.030      0.050      0.030

         Fourth quarter         0.080      0.038      0.040      0.041

Holders
-------
There were approximately 746 holders of record of our common stock as of March 31, 2008. On April 10, 2008, the reported last sale price of our common stock on the OTCBB was $0.008 per share.

Sales of Unregistered Securities
--------------------------------
We sold the following securities during the period October 1, 2007 through December 31, 2007 which were not registered under the Exchange Act.

On December 17, 2007, the following transactions took place:

200,000 shares of common stock valued at $14,667 were issued to John Francis as payment for marketing consulting fees rendered to the Company.

250,000 shares of common stock valued at $3,250 were issued to an employee of the Company, as a bonus for the year.

500,000 shares of common stock valued at $6,500 were issued to an employee of the Company, as a bonus for the year.

All shares of our common stock were issued without registration pursuant to the exemption from registration contained in Section 4(2) of the Exchange Act. All purchasers of shares of our common stock who purchased such shares of common stock for cash represented that they were acquiring the securities for investment and for their own account. A legend was placed on the stock certificates representing all securities purchased stating that the securities have not been registered under the Exchange Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

Equity Compensation Plan Information
------------------------------------

The following table sets forth, as of December 31, 2007, certain information relating to our equity compensation plan.

                                                            Number of
                                                         securities to be
                                                           issued upon
                                                           exercise of              Weighted average                Number of
                                                           outstanding              exercise price of         securities remaining
                                                        options, warrants         outstanding options,        available for future
                                                            and rights             warrants and rights              issuance
                  Plan category                                (a)                         (b)                         (c)
--------------------------------------------------    -----------------------      -------------------       -----------------------
            Equity compensation plan
            approved by stockholders                       20,500,000(1)           $             0.117             29,500,000
                                                      =======================      ===================       =======================

(1) Comprised of (i) 12,000,000 shares of our common stock issuable upon the exercise of plan options issued in April 2005 to our president, (ii) 6,000,000 shares of our common stock issuable upon the exercise of plan options issued in April 2005 to two of our employees, (iii) 2,000,000 shares our of common stock issuable upon the exercise of plan options issued in April 2005 to a stockholder and a former director who is the brother of our president and (iv) 500,000 shares of our common stock issuable upon the exercise of the plan options issued in February 2005, once a change in the control of Brightec occurs.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview
--------
We develop and market luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Products have been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of "print on demand" digital technologies. We currently expect to offer our products in sheets and rolls.

We completed the process of redesigning our website and began to introduce our new product lines to the marketplace. We started launching our new products in September 2007. During the first and second quarters of 2007, as a result of our anticipated new product lines introduction, we began building, and continue to build, our inventory to meet the anticipated product demand.

Products that we introduced by the end of the 2007 included a line of new and improved printing quality inkjet sheets of different formats, which are being sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and flexo rolls for the commercial printing market.

We achieved our goal of launching our new website in September 2007 and we began to introduce our new product line shortly thereafter. We anticipated introducing a new product line every subsequent month and having all of our currently planned products introduced to the market by the end of 2007. However, due to a manufacturing complication, we were forced into re-working our manufacturing process, which caused us not to be able to introduce all of the new product lines that we had anticipated.

Going Concern Consideration
---------------------------
We had a working capital deficit of approximately $1,670,000 and an accumulated deficit of $14,400,000 at December 31, 2007, and recurring net losses since inception. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In March 2007, we entered into the $10 million SEDA as described in the accompanying notes to our audited consolidated financial statements. In addition, for the period January 1, 2007 through April 1, 2008, our president advanced us $1,253,400.

Critical Accounting Policies
----------------------------
This section addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. We believe that the following accounting policies are critical to the preparation of our consolidated financial statements and other financial disclosures. The following is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of our audited consolidated financial statements.

Revenue Recognition
-------------------
We generally recognize revenue upon product shipment or when title passes and when collection is probable.

Accounts and Notes Receivable
-----------------------------
Accounts receivable are recorded net of an allowance for doubtful accounts based upon our analysis of the collectibility of the balance.

Inventory
---------
Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out method and the value of the inventory is adjusted for estimated obsolescence.

Derivative Instruments
----------------------
In connection with the issuances of equity instruments or debt, we may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. We account for derivative liability instruments under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities."

Income Taxes
------------
Deferred tax assets and liabilities are recognized based on temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

Stock Option Plans
------------------
We account for stock option awards granted to officers, directors and employees under the recognition and measurement principles of SFAS No. 123(R) - "Share Based Payment" (SFAS No. 123(R)) effective January 1, 2006, utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to our financial position or results of operations as a result of the adoption of SFAS No. 123(R).

Prior to January 1, 2006, we accounted for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.

Recent Accounting Pronouncements
--------------------------------
In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt the standard in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt the standard in the first quarter of fiscal year 2009. We do not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial statements; however, we do not anticipate any material impact on our financial condition or results of our operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. We are currently evaluating the impact of adopting SFAS 157 on our financial statements; however, we do not anticipate any material impact on our financial condition or results of our operations.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We do not expect that the application of this FIN 48 will have any material impact on our results of operations or our financial condition.

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenues
--------

Our total revenue increased 37% or $4,513 in 2007 to $16,697 from total revenue in 2006 of $12,184. The increase in revenue was primarily due more commercial sales of our products than in 2006. In 2007, we made three commercial sales of our Luminescent Products, whereas in 2006, we made only one commercial sale of the Luminescent Product, which was sold as a promotional piece to NASA's primary industry partner in human space operations.

Through the third quarter of 2007, we resolved the technical manufacturing complication that was encountered in the fourth quarter of 2006. In addition, we concentrated on updating and upgrading our website as it was to be our current primary portal for customers to contact us regarding our newly introduced products, which were simultaneously introduced in September 2007 when our new website went live.

We were not able to introduce as many products in the fourth quarter of 2007 as we had planned due to a necessary change in the manufacturing process. This change resulted in increases in the costs of both raw materials and manufacturing. It also resulted in new tests for our converting process (PSA, sheeting, small rolls, etc.).

Gross Profit
------------
Our gross profit was $10,406 (62.3%) in 2007 and $6,507 in 2006. The decrease in our gross profit was primarily due to the increased cost of our raw material.

Research and Development Expenses
---------------------------------
In 2007, total research and development expenses decreased by 64% or $327,509 to $184,655 from total research and development expenses in 2006 of $512,164. In 2006, research and development expenses included $400,000 in stock based compensation costs related to the recognition of certain stock options granted to employees. In addition, the decrease was also attributable to fewer manufacturing trial runs and the use of fewer supplies related to our efforts to reduce the manufacturing cost of our Luminescent Products. This decrease was offset by the following (i) increased costs in the first quarter of 2007 related the technical complication that we experienced with some of the raw materials used in the manufacturing of our Luminescent Products, (ii) the developing and testing of various versions of the Luminescent Products that we are marketing to the graphic industry, including the PSA backings, printing surfaces and material format, and (iii) expenses were incurred resulting from our efforts to decrease product cost while all raw materials and manufacturing costs increased significantly in 2007.

Selling and Marketing Expenses
------------------------------
Selling and marketing expenses consist of payroll, costs to upgrade and redesign our website, travel and fees paid in connection with promotional activities, press releases and stockholder communications. In 2007, total selling and marketing expenses decreased by 59% or $317,846 to $219,184 in 2007 from $537,030 in 2006. Selling and marketing expenses in 2006 included $480,000 in stock based compensation costs related to the recognition of certain stock options granted to employees. This decrease was offset by increases in consulting expenses related to the redesign of our website and increases in costs for marketing, promotion and travel related to our product launch in preparation for the introduction of our new products to the market in the third quarter of 2007.

We expect to see increased marketing expenditures during the second half of 2008 once we have adequate inventory of our products and can focus our attention on marketing.

General and Administrative
--------------------------
In 2007, total general and administrative expenses decreased by 46% or $599,047 to $691,462 from total general and administrative expenses in 2006 of $1,290,509. General and administrative expenses consist primarily of the compensation of the executive officer, rent, consultants and legal and accounting costs. In 2006, general and administrative costs included $720,000 of stock based compensation costs related to the recognition of certain stock options granted to employees. This decrease was offset primarily by increased legal and accounting costs related to the filing of our Registration Statement, and its subsequent amendment, on Forms SB-2 and SB-2/A respectively. Other decreases in general and administrative expenses in 2007 also included a change in salary allocation to allocate more employee compensation costs to selling and marketing and research and development expense. General and administrative expenses also include the amortization of deferred financing costs relating to our Loan Agreement (see NOTE 6 - LINE OF CREDIT of the Company's audited consolidated financial statements).

Interest Income
---------------
For 2007 and 2006, we earned $37 and $11,662 of interest income on a note receivable from our president. The note was repaid in January 2007. Interest was calculated quarterly at 5.05%.

Financing Costs
---------------
On April 1, 2007 and June 27, 2007, we amended three of our previously issued warrants to (i) extend the exercise period of two warrants and (ii) modify the time period (from 60 days to 61 days) for all three warrants in which the option holder can notify us of his/her desire to exercise the options. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

As a result of the revaluations, we recognized financing costs of $128,680 in 2007. See a further discussion in NOTE 11 - CAPITAL STOCK - "Warrants" in the notes to our audited consolidated financial statements.

There were no such costs incurred during 2006.

Gain on Value of Derivative Liabilities
---------------------------------------
Gain on value of derivative liabilities of $72,941 in 2006 related to the warrant liability. Such derivative liabilities were required to be marked-to-market under generally accepted accounting principles. See a further discussion in NOTE 8 - WARRANT LIABILITY of our audited consolidated financial statements.

Interest Expense
----------------
On June 8, 2006, we entered into the $750,000 Loan Agreement with Ross/Fialkow with a stated interest rate of 20% per year, calculated and due monthly. For 2007 and 2006, we incurred $133,279 and $56,750, respectively, of interest expense in connection with the Loan Agreement. See a further discussion in NOTE 6 - LINE OF CREDIT of our audited consolidated financial statements and "Liquidity and Capital Resources as of December 31, 2007," later in this section.

Interest expense incurred on amounts due to related parties was $16,417 and $2,576 for 2007 and 2006, respectively. The increase in interest expense is due primarily to the additional funds that we borrowed from those related parties.

Income Taxes
------------
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Liquidity and Capital Resources as of December 31, 2007
-------------------------------------------------------
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have raised, from inception through December 31, 2007, cumulative net cash proceeds from the sale of our equity of approximately $4.9 million. Our net working capital deficit at December 31, 2007 was $1,671,047 compared to a deficit of $829,695 at December 31, 2006.

Cash and cash equivalents decreased to $32,464 at December 31, 2007 from $51,836 at December 31, 2006.

Net cash used for operating activities for the year ended December 31, 2007 was $1,079,407. The primary reason for the decrease was to fund the loss for the year.

Net cash provided from investing activities for the year ended December 31, 2007 amounted to $11,030 and represented repayments of the related party note and interest receivable.

Net cash provided by financing activities for the year ended December 31, 2007 was $1,049,065. The net cash provided was primarily the result of advances received from our president of $1,038,400 and borrowings of $50,000 under our line of credit less the repayment of advances made by our president of $19,250 and the payment of offering costs related to the SEDA of $20,085.

Ability to Continue as a Going Concern
--------------------------------------

At December 31, 2007, we have generated minimal revenues from commercial sales of our products. To date, our operations have generated accumulated losses of approximately $14,400,000. At December 31, 2007, our current liabilities exceed our current assets by approximately $1,670,000. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we have the ability to obtain additional funds from our principal stockholders or by issuing additional debt or equity securities as described below. We are continuing discussions with investors in its effort to obtain additional financing. However, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

Our ability to continue to operate as a going concern is primarily dependent our ability to generate the necessary financing to effectively produce and market our products at competitive prices, to establish profitable operations and to generate positive operating cash flows.

On March 30, 2007, we entered into the SEDA with YA Global, pursuant to which we may, at our discretion, periodically sell to YA Global shares of our common stock, par value $0.001 per share for a total purchase price of up to $10 million. In order to draw down on the SEDA, we must file and have declared effective the Registration Statement. On January 3, 2008, we received an SEC comment letter regarding our amended Registration Statement, filed on Form SB-2/A on November 30, 2007. We are in the process of preparing our response to this inquiry; however, we do not anticipate filing the response with the SEC until after our annual report on Form 10-KSB has been filed. If the Registration Statement is declared effective and if we sold all of the registered shares at a share price of $0.0029 (the closing price of our common stock on March 27, 2008), we would not be able to draw down on the SEDA as the proceeds from the sale would not be sufficient to pay all of the costs associated with the sale. We have determined that in order to maximize the available funds under the SEDA, our stock price must equal or exceed $0.5396. For more information, refer to NOTE 11 - CAPITAL STOCK - "Stand-By Equity Distribution Agreement" of our audited consolidated financial statements for the year ended December 31, 2007.

In addition, for the period January 1, 2007 through April 1, 2008, our president has advanced us monies totaling $1,253,400. See NOTE 3 - RELATED PARTY TRANSACTIONS of our audited consolidated financial statements.

We believe that we will continue to be successful in generating the necessary financing to fund our operations through the 2008 calendar year.

Credit Availability
-------------------
We have a $ 750,000 line of credit with Ross/Fialkow, of which $50,000 is unused. See NOTE 6 - LINE OF CREDIT of our audited consolidated financial statements, for a discussion of the major terms of the agreement.

To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2007 was $700,000. A default by us under the Loan Agreement would enable the holders to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations. At December 31, 2006, we were not in compliance with the terms of the Loan Agreement with Ross/Fialkow as we did not file the Registration Statement on Form S-1 (or SB-2) by December 31, 2006 as required. On March 15, 2007, the Loan Agreement was amended such that the date the Registration Statement was required to be filed was extended to July 15, 2007.

We filed the Registration Statement on July 6, 2007 and subsequently amended the Registration Statement on November 30, 2007. On January 3, 2008, as a result of our Form SB-2/A filing, we received an SEC comment letter. We are in the process of preparing our response to this inquiry; however, we do not anticipate filing our response until after we have filed our annual report for 2007 on Form 10-KSB.

We had no other line-of-credit facilities as of December 31, 2007.

Commitments
-----------
We had no material capital expenditure commitments as of December 31, 2007.

Effects of Inflation
--------------------
Management believes that financial results have not been significantly impacted by inflation and price changes. However, recent increases in fuel costs may introduce a modest increase in the cost of our products as it may become more expensive to have our raw materials shipped to our manufacturers.

Item 7.  Financial Statements

Our financial statements, and the report of its independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., referred to in the accompanying Index to Financial Statements, are attached to this Form 10-KSB commencing on page F-2.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T).  Controls and Procedures

Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act are effective for the purposes set forth in Rule 13a-15(e), except as discussed below.

We have determined that we had a significant deficiency in our internal control over inventory as of the end of the period covered by this report. A significant deficiency is a deficiency, or a combination of deficiencies, that adversely affect an entity's ability to initiate, authorize, record, process, or report financial data reliably in accordance with accounting principles generally accepted in the United States ("GAAP") such that there is a more than remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

These significant deficiencies are as follows: (i) we do not have sufficient controls over the security of our inventory and rely on the controls of our vendors; (ii) while we do require vendors to perform periodic counts of our inventory in their possession, we do not monitor their counting procedures, therefore, there is no way we can determine with any reasonable certainty that the results of their counts are accurate; and (iii) although we do have a system in place to calculate the cost of our goods that we sell, that system is based on a series of estimates that are based on historical information which is only updated on a periodic basis. Because of the existence of these significant deficiencies, our Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As of the date of this annual report, we have not remediated these significant deficiencies but are currently developing a plan to address such deficiencies.

MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

During the last eight years, we have not had an accounting department, but instead has relied on outside bookkeeping services to record financial activity and consultants to assist in the preparation of our financial statements. In 2006, we received a letter from former independent registered public accounting firm indicating that the we had material weaknesses with respect to (1) accurately recording day-to-day transactions, (2) the lack of segregation of duties, (3) the approval of significant transactions in a timely manner by our Board of Directors and (4) the preparation of our financial statements, in an accurate and timely fashion. Our management agreed with the assessment of our former independent registered public accounting firm and we developed a plan to address those material weaknesses.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange of 1934, as amended.

During the calendar years ended December 31, 2006 and 2005, we had insufficient numbers of internal personnel possessing the appropriate knowledge, experience and training in applying GAAP and reporting financial information in accordance with the requirements of the SEC. The evaluation found insufficient controls over dissemination of information regarding non-routine and complex transactions, which resulted in incorrect treatment and lack of proper analysis of such transactions by accounting staff. This weakness resulted in material adjustments proposed by our former independent registered accountants with respect to our audited consolidated financial statements for the calendar year ended December 31, 2005. As a result, the figures for the year ended December 31, 2005, which are not presented in this document, required restatement from their previous filing. We believed this issue to be material and therefore we deemed the design and operation of internal control in place at December 31, 2005 to be ineffective.

In late 2005, we hired a CPA to oversee the accounting department and coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system during 2006 and 2007, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is our intention to address accounting issues on a timely basis, and prevent misstatement based on errors and/or lack of understanding.

Our management and Board of Directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is our opinion that this new addition to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting on a continuing basis.

This annual report does not include an attestation report of our independent registered public accounting firm as management's report was not subject to attestation by the Company's independent registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the SEC that permit the Company to present only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

We do not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Brightec have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Chart of Accounts
-----------------
As of December 31, 2007, we have documented our formal process for the assignment and maintenance of our chart of accounts in order to produce meaningful financial data for our management. This process will also provide us the information necessary to permit the accurate preparation of our financial statements and quarterly and annual regulatory filings in a timelier manner.

Cash Receipts, Disbursements and Check Signing Authority
--------------------------------------------------------
As of December 31, 2007, we have documented and adapted our internal controls over our cash receipts and deposits. These controls now identify the procedures for receiving, processing and depositing cash that we receive. The controls also specify the time frame in which the procedures over our cash receipts are to be performed.

In addition, we have also adopted and adapted our internal control over our cash disbursements and check signing authority. These controls now identify the members of management who are authorized to approve cash disbursements and sign checks, who is responsible for the maintenance of unused check stock, when there is a requirement for dual signatures on checks and the procedures that are to be followed before checks are signed and cash disbursements are released.

Bank Account Reconciliations
----------------------------
As of December 31, 2007, we have documented the controls over the proper preparation of monthly bank reconciliation of our cash accounts. These controls now identify who is responsible for the preparation and approval of bank reconciliations. The controls specifically describe the process of reconciling the cash balance on our books at a given moment with the ending cash balance shown on our bank statements. The controls also describe the process for handling unusual or infrequently occurring items such as debit memos, credit memos, electronic funds transfers (both incoming and outgoing) and the methods to be used to correct our books should adjustment become necessary. The controls also describe the necessary steps to be followed in the event that our cash balance cannot be reconciled to the bank statement ending balance.

Accounts Payable
----------------
As of December 31, 2007, we have documented and adapted our internal controls over our operating liabilities. Our controls over the processing of invoices submitted for payment now include the proper procedures for verifying the validity and accuracy of the invoices. These controls also include instruction on the proper recording of the validated and accurate invoice, identification of who is responsible for preparing the invoice for payment and the proper handling of the invoice once payment has been approved and sent to the vendor.

Debt and Equity
---------------
As of December 31, 2007, we have documents and adapted our internal controls over our issuance of debt and equity instruments. These controls now identify the parties responsible for approval of debt and equity transactions and the preparation and maintenance of subsidiary ledgers and spreadsheets recording the approved transactions, including any calculations required to properly record the monetary value of the transactions in our accounting records, if required.

The controls also identify who is responsible for providing notification to our transfer agent of the approved equity transactions to provide for the proper and timely issuance of certificates evidencing the approved equity transaction(s). Definitions of the various types of equity and debt transactions are provided.

Procedures to be followed are also identified with respect to the conversion of debt to equity, the approval/granting, issuance and valuation of stock options and warrants and the preparation and review of financial and non-financial information to be disclosed in our financial statements and periodic regulatory filings regarding the aforementioned matters.

Fixed Assets
------------
As of December 31, 2007, we have documented and adapted our internal controls over our fixed assets. The controls now identify the level at which management or Board of Director approval is required for the purchase. In addition, the controls now identify the proper procedures for recording, maintaining, depreciating and disposing of the fixed assets.

We and our Board of Directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over our financial reporting. It is our opinion that the documentation and adaptation of our existing controls, including the addition of new controls, will assist us in the maintenance, development, design and operation of the internal control system and therefore, will further improve the quality of our future period financial reporting.

Item 8b.  Other Information

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons of the Company
---------------------------------------------------------------------------
During the fiscal years ended December 31, 2007 and 2006, Patrick Planche was our sole executive officer.

The positions held by each Director and executive officer of the Company as of March 30, 2008 are stated below:

    Name                 Age          Position with the Company
------------------   ------------     ----------------------------------------------------------
Patrick Planche           44          President, Chief Executive Officer, Treasurer and Director
David Geffen              53          Director

Patrick Planche has been our president, Chief Executive Officer, and a director since August 1998. He is the president, a director and co-founder of our wholly owned subsidiary, Brightec SA, which was organized in 1992 and is the legal owner of the patents and trademarks we used in connection with our business.

David J. Geffen was elected as one of our directors effective April 28, 2005. During the last six years, Mr. Geffen has been the president and owner of Geffen Construction, Inc., a privately owned residential construction contracting company.

Our by-laws provide that all directors are elected at each meeting of our stockholders. Our by-laws also provide that all officers are elected at the first meeting of the Board of Directors following the meeting of stockholders and hold office until the next Board of Director's meeting, or until the Board of Director's votes to remove the officer. The last annual meeting of our stockholders took place on September 25, 2006. Mr. Planche and Mr. Geffen were re-elected to additional terms until the next meeting of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Solely based on the Company's review of the copies of the forms received by it during the fiscal year ended December 31, 2007 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics Policy
---------------------
As of December 31, 2007, we had yet to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Beginning in the second quarter of 2007, we initiated the process of examining our corporate governance and other policies and procedures that will relate to a larger enterprise at such time as we are able to attract additional members to its Board of Directors. That process was temporarily suspended due the concentration of our efforts to introduce our new products to the market, which occurred in the third quarter of 2007. As of December 31, 2007, we have not resumed our examination related to adopting a code of ethics. Upon the resumption of this examination, which we anticipate to happen after our Registration Statement has been declared effective, we will adopt a code of ethics applicable to all directors, officers and employees.

Committees
----------
Our Board of Directors does not have a Compensation, Audit or Nominating Committee and the usual functions of such committees are currently performed by the Board of Directors. The directors have determined that at present, we do not have an audit committee financial expert. The directors believe that they are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek appropriate individuals to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Compensation Committee Report on Executive Compensation
-------------------------------------------------------
Our Board of Directors has not constituted a Compensation Committee from its members and, accordingly, the following is the report of the entire Board of Directors. The Board of Directors is responsible for reviewing the compensation of our executive officers.

Compensation Philosophy - We have not developed a formal plan for the compensation of our management, as our primary focus, and application of working capital, has been the development of our products and markets. In structuring any compensation program for management, however, we will seek to establish compensation policies that provide management with a performance incentive, and that align the interests of senior management with stockholder interests. Such program will include salary and annual incentives as its basic components and, in establishing the total amount and mix of these components of compensation, we expect to consider the past performance and anticipated future contribution of each executive officer.

Compensation of Executive Officers - We review the salaries of our executive officers annually. We have not considered compensation levels for comparable positions at similar companies in determining compensation levels for management. Instead, compensation levels for executive officers have been based on our assessment of our liquidity and corresponding ability to compensate our executive officers at any level. There are no employment contracts or agreements in effect for any officer.

Annual Incentives - There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2007.

Compensation of the Chief Executive Officer - We determined Mr. Patrick Planche's salary for fiscal year ended December 31, 2007 based upon our working capital limitations, and was not intended to reflect our view of his value to the Brightec.

Item 10.  Executive Compensation

Director Compensation
---------------------
The Company does not currently pay cash or other compensation to its directors.

Executive Compensation
----------------------
The following table sets forth the aggregate cash compensation incurred by us with respect to the fiscal years ended December 31, 2007 and 2006 to the Chief Executive Officer (the "Named Executive Officer").


                                                                            Option          All Other
                                         Year       Salary      Bonus       Awards(1)     Compensation(2)     Total
                                       --------   ---------   ----------   ----------     --------------   ----------
Patrick Planche, President
Chief Executive Officer                  2007    $  150,000   $       --   $       --     $       16,417   $  166,417
     and Chief Financial Officer         2006       150,000           --      960,000(3)           2,576    1,112,576

------------------------

(1) Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006.

(2)  Related to interest payable on short-term cash advances made to us.

(3) Mr. Planche received a stock option grant of 12,000,000 shares in April 2005 at an exercise price of $0.12 per share 100% of which were vested and exercisable as of September 25, 2006.


                                        OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                         Number of             Number of           Equity Incentive Plan
                        Securities            Securities             Awards; Number of
                        Underlying            Underlying           Securities Underlying
                        Unexercised           Unexercised               Unexercised              Option            Option
                          Options               Options                  Unearned               Exercise         Expiration
                        Exercisable          Unexercisable                Options                Price              Date
                     ------------------    ---------------       -----------------------      -------------    ----------------
Patrick Planche         12,000,000                      --                            --      $        0.12     April 28, 2015


Pension Benefits
----------------
We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation
----------------------------------
We do not maintain any non-qualified defined contribution or deferred compensation plans.

Other
-----
As of December 31, 2006, a loan with a principal balance of $10,168 was due to us from Patrick Planche. This loan was due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and is full-recourse. Interest on the loan was due annually. The note and the accrued interest were paid in full in January 2007.

Stock Options
-------------
1999 Stock Option Plan - Our 1999 stock option/stock issuance plan (the "1999 Plan") provided for the grant by us of options, awards or rights to purchase up to 5,000,000 shares of our common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the year ended December 31, 2006. With the approval of the 2006 Stock Incentive Plan (described below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

2006 Stock Incentive Plan - On September 25, 2006, at a special meeting of our stockholders, the 2006 Stock Incentive Plan (the "2006 Plan") was approved. An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

Awards under the 2006 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the 2006 Plan, see our Definitive Proxy Statement filed with the SEC on July 26, 2006. The Plan became effective on September 25, 2006.

In 2005, the Board of Directors approved the granting of non-qualified options at an exercise price of $0.12 per share to purchase 12,000,000 shares of common stock to Patrick Planche, our president and Chief Executive Officer, together with two additional non-qualified options to two of our employees to purchase an aggregate of 6,000,000 shares of our common stock, each at an exercise price of $0.12 per share. They also granted a non-qualified option to purchase 2,000,000 shares of our common stock at an exercise price of $0.12 per share to Francois Planche, a stockholder, a former director of the Company and brother of our president. In addition, in 2005, the Board of Directors granted a non-qualified option to a former consultant to purchase 500,000 shares of our common stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

The Board of Directors did not approve any award grants under the 2006 Plan during the year ended December 31, 2007.

The following table sets forth information concerning stock option grants, approved by the Board of Directors, to the Named Executive Officer for the 2006 fiscal year.


                                                       OPTIONS APPROVED IN 2006

                                                                              Individual Grants
                                         -------------------------------------------------------------------------------------------

                                                Number of               % of Total
                                                Securities            Options Approved       Exercise Price
                                            Underlying Options         for Employees           Per Share            Expiration
                 Name                            Approved             in Fiscal Year             Share                 Date
---------------------------------------  ------------------------- -----------------------  ----------------- ----------------------
Patrick Planche, President, Chief
     Executive Officer and Director             12,000,000                66 2/3%                $0.12            April 28, 2015

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding our common stock owned as of April 10, 2008 by (i) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our common stock (ii) each of our directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, we believe that each of the persons or entities named in this table has sole voting and investment power with respect to all the shares of the common stock indicated.


Directors and Named Executive Officers(1)          Number of Shares Owned(2)         Percentage Ownership(2)
--------------------------------------------    -------------------------------    ---------------------------
Patrick Planche                                        43,621,252(3)                        27.90%
David J. Geffen                                        26,666,203(4)                        18.47%
All executive officer and directors as a
     group (2 persons)                                 70,287,455(5)                        44.96%(8)

Additional 5% Stockholders

Jeffrey A. Stern                                        9,864,168(6)                         6.83%
James J. Galvin and Peggy Galvin                        8,857,145                            6.14%
Jose Canales la Rosa                                    7,573,500(7)                         5.25%
                                                -------------------------------    ---------------------------
All executive officers, directors and 5%
     stockholders as a group                           96,582,268(8)                        61.78%(8)
                                                ===============================    ===========================

(1) Unless otherwise indicated, the address of each person listed is c/o Brightec, Inc., 8C Pleasant Street, First Floor, South Natick, MA 01760

(2) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of April 10, 2008 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person.

(3) Represents (i) 31,621,252 shares of common stock and (ii) 12,000,000 shares of common stock issuable upon the exercise of options issued under our 2006 Plan.

(4) The shares of common stock beneficially owed by Mr. Geffen include 3,000,000 shares of common stock owned of record by Geffen Construction Profit Sharing Plan, of which Mr. Geffen is the primary beneficiary.

(5)  Includes 12,000,000 options issued under our 2006 Plan.

(6) Includes 5,335,000 shares of common stock owned by the Jeffrey Stern Revocable Trust.

(7) Includes 6,536,000 shares of common stock owned of record by Holding Canales b.v. Jose Canales la Rosa is the majority stockholder of Holding Canales b.v. and is deemed the beneficial owner of all shares owned of record by Holding Canales b.v. Mr. Canales la Rosa is also the beneficial owner of 937,500 shares of common stock owned of record by Luminescent Europe Technologies b.v., a Netherlands company. Mr. Canales la Rosa is a former director of Brightec.

(8)  Includes 12,000,000 options issued under our 2006 Plan.

Item 12. Certain Relationships and Related Transactions and Director
         Independence

As of December 31, 2006, a loan with a principal balance of $10,168 was due from Patrick Planche, our president, director and one of our stockholders. This loan was due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the loan was due annually. In January 2007, the entire amount of the loan and interest receivable was paid. For fiscal years 2007 and 2006, we recognized interest income of $37 and $11,662 respectively

At December 31, 2007, we owed Mr. Planche $809,150 in connection with advances he made to us during those years. All such loans bore interest at the Internal Revenue Service short-term "Applicable Federal Rate," compounded monthly (3.81% at December 31, 2007). During 2007, we recognized interest expense of $16,417. From January 1, 2008 through April 1, 2008, Mr. Planche has made additional advances of $215,000.

On September 11, 2007, we issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of our common stock on September 11, 2007, the date the Board of Director's corporate resolution to enter into the contract and issue the shares.

The consulting contract is being amortized over its stated term. As a result, we recognized $9,193 of stock based compensation in 2007.

The following directors are independent: None

The following directors are not independent: Patrick Planche and David Geffen.

Item 13.  Exhibits

The following exhibits are filed as part of this report:

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

   3.1 Articles of Incorporation of Advanced Lumitech, Inc. and all amendments and modifications thereto, filed with the Secretary of State of the State of Nevada as of March 29, 1999 (filed as Exhibit 3.1 to the our 1998 Form 10-K).

   3.2 By-laws of Advanced Lumitech, Inc. (filed as Exhibit 3.2 to our 1998 Form 10-K).

   4 Specimen Certificate representing the Company's common stock (filed as Exhibit 4 to our 1998 Form 10-K).

  10.1 Merger Agreement dated as of August 12, 1998, by and among the Company, Lumitech, S.A. and Patrick Planche, pursuant to which the Company acquired 100% of the issued and outstanding shares of the common stock of Lumitech, S.A. (filed as Exhibit 10.1 to our 1998 Form 10-K).

  10.2 Patent Assignment Agreement respecting the Company's luminescence technology dates as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collett and Lumitech S.A. (formerly known as OTWD On Time Diffusion S.A.) (filed as Exhibit 10.2 to our 1998 Form 10-K).

  10.3            Agreement dated as of March 31, 1999, between Lumitech, S.A.
                  and Luminescence Europe Technologies b.v. (the "Netherlands Affiliate"), providing for the termination for all rights and interests of the Netherlands Affiliate with respect to the Company's luminescence technology (filed as Exhibit 10.3 to our 1998 Form 10-K).

  10.4 Socol Agreement dated as of March 31, 1999, between the Company and Socol S.A., pursuant to which Socol disclaims any interest in the Company's Luminescence product technology (filed as Exhibit 10.4 to our 1998 Form 10-K).

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

  10.5 Credit Agreement dates as of August 6, 1997, as amended on September 9, 1998, between Lumitech, S.A. and Credit Suisse (filed as Exhibit 10.5 to our 1998 Form 10-K).

  10.6 Agreement dated as of December 28, 1998, between Lumitech, S.A. and Lumi Corp., providing for the termination of all rights and interests of Lumi Corp. with respect to the Company's luminescence technology (filed as Exhibit 10.6 to our 1998 Form 10-K).

  10.7 Lease dated March 1, 2004 by and between 6-8 Pleasant Street Realty Trust and Advanced Lumitech, Inc. for corporate office space in South Natick, MA (filed as Exhibit 10.7 to our 2003 Form 10-KSB).

  10.8 Redemption agreement dated December 22, 2004, between Advanced Lumitech, Inc. and Patrick Planche for the redemption of 77,620 shares of common stock (filed as Exhibit 10.8 to our 2006 Form 10-KSB).

  10.9 Redemption agreement dated April 6, 2005, between Advanced Lumitech, Inc. and David Geffen for the redemption of 15,767,145 shares of common stock (filed as Exhibit 10.9 to our 2006 Form 10-KSB).

 10.10 Redemption agreement dated August 23, 2005 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 583,334 shares of common stock (filed as Exhibit 10.10 to our 2006 Form 10-KSB).

 10.11 Redemption agreement dated December 21, 2005 between Advanced Lumitech, Inc. and David Geffen for the redemption of 500,000 shares of common stock (filed as Exhibit 10.11 to our 2006 Form 10-KSB).

 10.12 Redemption agreement dated January 27, 2006 between Advanced Lumitech, Inc. and Francios Planche for the redemption of 195,834 shares of common stock (filed as Exhibit 10.12 to our 2006 Form 10-KSB).

 10.13 Redemption agreement dated May 12, 2006 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 208,334 shares of common stock (filed as Exhibit 10.13 to our 2006 Form 10-KSB).

 10.14 March 15, 2007 Amendment and Allonge to Convertible Line of Credit Note dated June 8, 2006 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.14 to our 2006 Form 10-KSB).

 10.15 Standby Equity Distribution Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.1 to our Form 8-K filed on April 3,
                  2007).

 10.16 Placement Agent Agreement, dated March 30, 2007, by and between Brightec, Inc. and Newbridge Securities Corporation (filed as Exhibit 10.2 to our Form 8-K filed on April 3,
                  2007).

 10.17 Registration Rights Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.3 to our Form 8-K filed on April 3, 2007).

 10.18 Press Release (filed as Exhibit 10.4 to the Company's Form 8-K filed on April 3, 2007).

 10.19 Loan and Security Agreement dated June 8, 2006 between Brightec, Inc. f/k/a Advanced Lumitech, Inc. and Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.19 to our Form SB-2 filed on July 6,
                  2007).

 10.20 Convertible Line of Credit Note dated June 8, 2006 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.20 to our SB-2 filed on July 6, 2007).

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

 10.21            Stock Purchase Warrant dated June 8, 2006 from Brightec, Inc.
                  f/k/a/ Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as
                  Exhibit 10.21 to our Form SB-2 filed on July 6, 2007).

 10.22 Stock Pledge Agreement dated June 8, 2006 between Brightec, Inc. f/k/a/ Advanced Lumitech, Inc. and Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as
                  Exhibit 10.22 to our Form SB-2 filed on July 6, 2007).

 10.23 Corporate Guaranty dated June 8, 2006 from Brightec, S.A. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.23 to our Form SB-2 filed on July 6, 2007).

 10.24 Collateral Assignment and Security Agreement in Patents dated June 8, 2006 between Brightec, S.A. and Ross/Fialkow Capital Partners, LLP, Trustees of Brightec Capital Trust (filed as
                  Exhibit 10.24 to our Form SB-2 filed on July 6, 2007).

 10.25 Amended and Restate Stock Purchase Warrant No. 06.007, dated April 1, 2007 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Jeffrey Stern, Trustee of Jeffrey Stern Revocable Trust (filed as Exhibit 10.25 to our Form SB-2 filed on
                  July 6, 2007).

 10.26 Amended and Restated Stock Purchase Warrant No. 05.006, dated April 1, 2007 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Jeffrey Stern, Trustee of Jeffrey Stern Revocable Trust (filed as Exhibit 10.26 to our Form SB-2 filed on
                  July 6, 2007).

 10.27 Amended and Restated Stock Purchase Warrant dated June 27, 2007 from Brightec, Inc. f/k/a/ Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.27 to our Form SB-2 filed on July 6, 2007).

 10.28 June 27, 2007 Amendment and Allonge to Convertible Line of Credit Note dated June 8, 2006 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.28 to our Form SB-2 filed on July 6, 2007).

 10.29 Consulting Agreement dated September 11, 2007 between Brightec, Inc. and Jeffrey Stern, Trustee of the Jeffrey Stern Revocable Trust (filed as Exhibit 10.29 to our Form 10-QSB filed on November 19, 2007).

 10.30 November 29, 2007 Amendment and Allonge to the Convertible Line of Credit Note dated as of June 8, 2006 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as
                  Exhibit 10.30 to our Form 8-K filed on January 28, 2008).

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

Item 14.  Principal Accountant Fees and Services

The following is a description of the fees paid by us to our independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. ("RMSBG") and to our former independent registered public accounting firm, Carlin Charron & Rosen, LLP ("CCR") during the fiscal years ended December 31, 2007 and 2006.

Audit Fees
----------
The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and 2006, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB for 2007 and 2006 were $63,000 and $56,000, respectively. In addition, fees billed or billable, relating to the amendment and restatement of our annual financial statements for the fiscal years ending December 31, 2004 and 2005 and for the review of our amended and restated financial statements included in our Quarterly Reports on Forms 10-QSB for 2005 were $20,450.

Audit Related Fees
------------------
Fees billed by RMSBG in 2007 for services relating to our Form SB-2 filed on July 6, 2007, subsequent SB-2/A filed on November 30, 2007 and the response to a related comment letter issued by the SEC on July 25, 2007 totaled $33,867.

Fees billed by CCR in 2007 for services relating to our Form SB-2 filed on July 6, 2007, subsequent SB-2/A filed on November 30, 2007 and the response to a related comment letter issued by the SEC on July 25, 2007 totaled $5,200.

Fees billed by RMSBG in 2006 related to a comment letter received from the SEC regarding our amended filings for 2005 and 2006 totaled $17,279.

Tax Fees
--------
There were no fees billed by RMSBG or CCR for tax services rendered during the fiscal years ended December 31, 2007 and 2006, respectively.

All Other Fees
--------------
There were no fees billed by RMSBG and CCR for other professional services rendered during the periods for fiscal years ended December 31, 2007 and 2006, respectively.

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

                                       BRIGHTEC, INC.

Date:  April 14, 2008                  By: /s/ Patrick Planche
                                           ------------------------------------
                                           Patrick Planche, President, Chief
                                           Executive Officer, Chief Financial
                                           Officer, Treasurer and Director


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


Signature               Title                                         Date
---------               -----                                         ----

/s/ Patrick Planche     President, Chief Executive Officer        April 14, 2008
-------------------     Treasurer and Director
Patrick Planche         (Principal executive officer and
                        principal financial and accounting
                        officer)

/s/ David Geffen        Director                                  April 14, 2008
-------------------
David Geffen

                                  EXHIBIT INDEX

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007

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

                     BRIGHTEC, INC. AND SUBSIDIARY

                   CONSOLIDATED FINANCIAL STATEMENTS

                   AS OF DECEMBER 31, 2007 AND 2006
                     AND FOR THE YEARS THEN ENDED

                           TABLE OF CONTENTS


                                                                        PAGE
                                                                    ------------

Report of Independent Registered Public Accounting Firm                  F-2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Stockholders' Deficit and
  Comprehensive Loss                                                  F-5 - F-6

Consolidated Statements of Cash Flows                                    F-7

Notes to Consolidated Financial Statements                            F-8 - F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Directors and Stockholders of Brightec, Inc.

We have audited the accompanying consolidated balance sheets of Brightec, Inc. and Subsidiary (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' deficit and comprehensive loss and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 14, 2008


                                        BRIGHTEC, INC. AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                         December 31, 2007 and 2006


                                                                                   2007            2006
                                                                               ------------    ------------
                                     ASSETS
Current assets
     Cash                                                                      $     32,464    $     51,836
     Accounts receivable                                                              3,936              --
     Inventory                                                                      213,578          98,590
     Prepaid expenses                                                                11,675          10,168
     Deferred financing expense                                                          --          44,369
                                                                               ------------    ------------
                                                  TOTAL CURRENT ASSETS              261,653         204,963
                                                                               ------------    ------------

Office and photographic equipment                                                    23,511          23,511
Less accumulated depreciation                                                       (23,511)        (23,511)
                                                                               ------------    ------------
                                                                                         --              --
                                                                               ------------    ------------

Deposit                                                                               2,041           2,785
Deferred offering costs                                                              20,085              --
Note receivable - related party                                                          --          10,993
                                                                               ------------    ------------
                                                                                     22,126          13,778
                                                                               ------------    ------------
                                                          TOTAL ASSETS         $    283,779    $    218,741
                                                                               ============    ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                                            $    700,000    $    650,000
     Accounts payable                                                               105,881          80,110
     Accrued liabilities (including related party interest of
          $16,417 and $0 for 2007 and 2006, respectively)                           317,669         304,548
     Advances due to related party                                                  809,150              --
                                                                               ------------    ------------
                                             TOTAL CURRENT LIABILITIES            1,932,700       1,034,658
                                                                               ------------    ------------
Stockholders' deficit
     Preferred stock                                                                     --              --
     Common stock                                                                   144,093         124,699
     Additional paid-in capital                                                  12,485,390      11,923,687
     Deferred compensation expense                                                  (50,807)             --
     Accumulated deficit                                                        (14,426,481)    (13,063,247)
     Accumulated other comprehensive income                                         198,884         198,944
                                                                               ------------    ------------
                                           TOTAL STOCKHOLDERS' DEFICIT           (1,648,921)       (815,917)
                                                                               ------------    ------------
                                                 TOTAL LIABILITIES AND
                                                 STOCKHOLDERS' DEFICIT         $    283,779    $    218,741
                                                                               ============    ============

                 The accompanying notes are an integral part of these financial statements.


                                                      F-3

                                   BRIGHTEC, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          For the Years Ended December 31, 2007 and 2006


                                                                        2007             2006
                                                                   -------------    -------------
Sales                                                              $      16,697    $      12,184

Cost of sales                                                              6,291            5,677
                                                                   -------------    -------------

Gross profit                                                              10,406            6,507
                                                                   -------------    -------------
Operating expenses
   Research and development                                              184,655          512,164
   Selling and marketing                                                 219,184          537,030
   General and administrative (including related party
      consulting of $9,193 and $7,333 for 2007 and 2006,
      respectively)                                                      691,462        1,290,509
                                                                   -------------    -------------
                                                                       1,095,301        2,339,703
                                                                   -------------    -------------

Operating loss                                                        (1,084,895)      (2,333,196)
                                                                   -------------    -------------
Other income (expense)
   Interest income - related party                                            37           11,662
   Financing costs                                                      (128,680)              --
   Gain on value of derivative liabilities                                    --           72,941
   Interest expense (including related party interest of $16,417
      and $2,576 for 2007 and 2006, respectively)                       (149,696)         (59,326)
   Other                                                                      --           17,659
                                                                   -------------    -------------
                                                                        (278,339)          42,936
                                                                   -------------    -------------

Net loss                                                           $  (1,363,234)   $  (2,290,260)
                                                                   =============    =============

Basic and diluted net loss per share                               $       (0.01)   $       (0.02)
                                                                   =============    =============
Weighted average number of shares used in computation of
basic and diluted net loss per share                                 135,163,074      100,351,117
                                                                   =============    =============

            The accompanying notes are an integral part of these financial statements.

                                                F-4


                                                    BRIGHTEC, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                            For the Years Ended December 31, 2007 and 2006


                                                                                                         Accumulated
                                                                             Deferred                      Other
                                      Common Stock                         Compensation  Accumulated   Comprehensive
                                 Shares       Par Value         APIC          Expense      Deficit         Income         Total
                             ------------   ------------   ------------    ----------   ------------    ------------   ------------
Balance,
   December 31, 2005           100,000,000   $    100,000   $  6,627,022    $       --   $(10,772,987)  $    196,221   $ (3,849,744)

Recognition of value of
   employee stock options
   previously issued                   --             --      1,600,000            --             --              --      1,600,000

Issuance of private
   placement stock
   warrants                            --             --       (193,176)           --             --              --       (193,176)

Exercise of private
   placement stock
   warrants                            --             --          5,472            --             --              --          5,472

Reclassification of
   warrant liability
   due to increase
   in authorized shares                --             --        435,882            --             --              --        435,882

Redemption of shares
   from stockholders                   --             --        (26,208)           --             --              --        (26,208)

Issuance of stock in
   connection with
   subscriptions for
   shares of
   common stock                 4,126,668          4,127        490,873            --             --              --        495,000

Issuance of stock in
   connection with
   services rendered
   by vendors                   3,240,000          3,240        420,760            --             --              --        424,000

Reissuance of stock in
   connection with
   stockholder redemptions     17,332,267         17,332      2,563,062            --             --              --      2,580,394

Net loss for the year                  --             --             --            --     (2,290,260)             --     (2,290,260)

Foreign currency
   translation
   adjustment                          --             --             --            --             --           2,723          2,723
                                                                                                                       ------------
Comprehensive loss                     --             --             --            --             --              --     (2,287,537)
                             ------------   ------------   ------------    ----------   ------------    ------------   ------------
Balance,
   December 31, 2006          124,698,935   $    124,699   $ 11,923,687    $       --   $(13,063,247)   $    198,944   $   (815,917)

                                                                                                                         Continued -
                              The accompanying notes are an integral part of these financial statements.

                                                                 F-5


                                                    BRIGHTEC, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS - CONTINUED
                                            For the Years Ended December 31, 2007 and 2006


                                                                                                         Accumulated
                                                                             Deferred                      Other
                                     Common Stock                          Compensation  Accumulated   Comprehensive
                                Shares        Par Value        APIC          Expense       Deficit         Income          Total
                             ------------   ------------   ------------    ----------   ------------    ------------   ------------
Issuance of stock in
   connection with capital
   raise                        4,243,902          4,244         (4,244)           --             --              --             --

Issuance of stock in
   satisfaction of accrued
   liabilities                  5,000,000          5,000        145,000            --             --              --        150,000

Issuance of stock as
   repayment of advances
   from related party           7,000,000          7,000        203,000            --             --              --        210,000

Issuance of stock in
   exchange for
   marketing services             400,000            400         22,267            --             --              --         22,667

Issuance of stock in
   exchange for
   consulting services          2,000,000          2,000         58,000       (60,000)            --              --             --

Amortization of deferred
   compensation                        --             --             --         9,193             --              --          9,193

Increase in value of stock
   warrants due to
   amendments to terms                 --             --        128,680            --             --              --        128,680

Stock based employee
   compensation                   750,000            750          9,000            --                                         9,750

Net loss for the year                  --             --             --            --     (1,363,234)             --     (1,363,234)

Foreign currency
   translation
   adjustment                          --             --             --            --             --             (60)           (60)
                                                                                                                       ------------
Comprehensive loss                     --             --             --            --             --              --     (1,363,294)
                             ------------   ------------   ------------    ----------   ------------    ------------   ------------
Balance,
   December 31, 2007          144,092,837   $    144,093   $ 12,485,390    $  (50,807)  $(14,426,481)   $    198,884   $ (1,648,921)
                             ============   ============   ============    ==========   ============    ============   ============

                              The accompanying notes are an integral part of these financial statements.



                                         BRIGHTEC, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the Years Ended December 31, 2007 and 2006


                                                                                     2007            2006
                                                                                 ------------    ------------
Cash flows from operating activities
Net loss                                                                         $ (1,363,234)   $ (2,290,260)
Adjustments to reconcile net loss to net cash used for
   operating activities:
          Accrued interest on advances from related party                              10,390              --
          Accrued interest on note receivable - related party                             (37)        (11,662)
          Gain on value of derivative liabilities                                          --         (72,941)
          Financing costs                                                             128,680              --
          Amortization of deferred financing costs                                     44,369          62,116
          Research and development expenses associated with
               stock based transactions                                                 4,875         400,000
          Selling and marketing expenses associated with stock
               based transactions                                                      48,905         480,000
          General and administrative expenses associated with
               stock based transactions                                                62,830         741,000
Changes in operating assets and liabilities:
   (Increase) decrease in:
      Accounts receivable                                                              (3,936)          3,183
      Inventory                                                                      (114,988)        (40,485)
      Prepaid expenses                                                                 (1,507)         (2,062)
      Deposit                                                                             744          (2,785)
   Increase (decrease) in:
      Accounts payable                                                                 25,771        (154,193)
      Accrued liabilities                                                              77,731          24,229
                                                                                 ------------    ------------
                                        Net cash used for operating activities     (1,079,407)       (863,860)
                                                                                 ------------    ------------
Cash flows from investing activities
   Repayment of note receivable - related party                                        11,030         301,000
                                                                                 ------------    ------------
Cash flows from financing activities
   Advances on line of credit                                                          50,000         650,000
   Cash received for sale of common stock, exercise of
      warrants and stock subscribed                                                        --         120,000
   Advances received from related party                                             1,038,400              --
   Payment of deferred financing expense                                                   --         (37,500)
   Repayment of advances from related party                                           (19,250)       (122,972)
   Payment of deferred offering costs                                                 (20,085)             --
                                                                                 ------------    ------------
                                     Net cash provided by financing activities      1,049,065         609,528
                                                                                 ------------    ------------
Effects of changes in foreign exchange rates                                              (60)          2,723
                                                                                 ------------    ------------

                         Net increase (decrease) in cash and cash equivalents         (19,372)         49,391

Cash and cash equivalents - beginning                                                  51,836           2,445
                                                                                 ------------    ------------
Cash and cash equivalents - ending                                               $     32,464    $     51,836
                                                                                 ============    ============
Supplemental disclosures of cash flows information

   Cash paid during the period for interest                                      $    132,584    $     48,132
                                                                                 ============    ============

See NOTE 15 for supplemental non-cash activities

                  The accompanying notes are an integral part of these financial statements.

                                                      F-7

                          BRIGHTEC, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2007 and 2006

NOTE 1 - NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT'S PLANS
Brightec, Inc. (formerly Advanced Lumitech, Inc.) ("Brightec" or the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and remit visible light producing a "glow" which accounts for the terminology "glow in the dark." The Company's Luminescent Products are sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved changing the name of the Company from Advanced Lumitech, Inc., to Brightec, Inc. In addition, effective November 13, 2006, the Company's stock trading symbol changed from "ADLU" to "BRTE."

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company's ability to continue as a going concern has been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $14.4 million through December 31, 2007 and has a working capital deficit of approximately $1.7 million at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively produce and market Brightec's products at competitive prices, to establish profitable operations and to generate positive operating cash flows. On March 30, 2007, the Company entered into a Standby Equity Distribution Agreement (the "SEDA") with YA Global Investments, LP, formerly known as Cornell Capital Partners, LP ("YA Global") pursuant to which the Company may, at its discretion, periodically sell to YA Global shares of its common stock, par value $0.001 per share for a total purchase price of up to $10 million. In order to draw down on the SEDA, the Company must file and have declared effective a registration statement on Form S-1 (or SB-2) (the "Registration Statement"). On January 3, 2008, the Company received a Securities and Exchange Commission (the "SEC") comment letter regarding the amended Registration Statement, filed on Form SB-2/A on November 30, 2007. The Company is in the process of preparing its response to this inquiry; however, does not anticipate filing the response with the SEC until after its annual report on Form 10-KSB has been filed. If the Registration Statement is declared effective and if the Company sold all of the registered shares, at a share price of $0.0029 (the closing price of the Company's stock on March 27, 2008), the Company would not be able to draw down on the SEDA as the proceeds from the sale would not be sufficient to pay all of the costs associated with the sale. The Company has determined that in order to maximize the available funds under the SEDA, the Company's stock price must equal or exceed $0.5396. See NOTE 11 - CAPITAL STOCK - "Stand-By Equity Distribution Agreement."

In 2006 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow") and borrowed $650,000. During 2007, the Company borrowed an additional $50,000 under the Loan Agreement. As of December 31, 2007, the remaining funds available under the Loan Agreement were $50,000. See
NOTE 6 - LINE OF CREDIT.

The Company's president has been funding the Company's cash requirements as needed through advances made to the Company. For the period January 1, 2008 through April 1, 2008, the president has advanced an additional $215,000. See
NOTE 3 - RELATED PARTY TRANSACTIONS.

Until the Registration Statement is declared effective and the price per share of the Company's common stock improves to a level where it is beneficial for the Company to sell its shares to YA Global, or alternative sources of funding are identified, the Company will be primarily dependent on its president to finance the Company's operations. There is no guarantee that the president will continue such financing.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy
----------------------------------------------
The accompanying consolidated financial statements include the accounts of Brightec, Inc. and its wholly-owned subsidiary, Brightec SA. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and contingencies at the date of the financial statements. Actual results could differ from those estimates.

Accounts and Note Receivable
----------------------------
Accounts receivable and note receivable are recorded net of allowances for doubtful accounts based on management's analysis of the collectability of the balance. At December 31, 2007 and 2006, management believes no allowance is necessary.

Inventory
---------
Inventory is stated at the lower of cost or market value determined on the first-in, first-out method. Cost is determined using the first-in, first-out method and the value of the inventory is adjusted for estimated obsolescence. At December 31, 2007, inventory consists of approximately $23,700 of raw materials, $122,700 of work in process and $67,200 of finished goods. At December 31, 2006, inventory consists of approximately $18,200 of raw materials, $54,600 of work in process and $25,800 of finished goods.

Revenue Recognition
-------------------
The Company recognizes revenue upon product shipment or when title passes and when collection from the customer is probable.

Concentrations of Credit Risk
-----------------------------
The Company places its available cash with a high quality financial institution in amounts, which occasionally exceed current federal deposit insurance limits. Senior management continuously reviews this institution for financial stability.

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist of cash, accounts receivable, note and interest receivable, accounts payable, accrued liabilities and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2007 and 2006. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any derivative or other financial instruments.

Foreign Currency
----------------
The functional currency of the Company is the U.S. dollar, with the Swiss franc being the functional currency of Brightec SA. Foreign currency denominated assets and liabilities are translated into U.S. dollar equivalents based on exchange rates prevailing at the end of each period. Revenues and expenses are translated at average exchange rates during the period. Aggregate foreign exchange gains and losses arising from the translation of foreign currency denominated assets and liabilities are included as a component of comprehensive loss. Foreign exchange gains and losses arising from operating activities are included in the current year net loss.

Comprehensive Income (Loss)
---------------------------
Comprehensive income (loss) is the total of (1) net income (loss) plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income (loss). An analysis of changes in the components of accumulated other comprehensive income (loss) is presented in NOTE 12 - OTHER COMPREHENSIVE INCOME (LOSS).

Derivative instruments
----------------------
In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Income Taxes
------------
Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is applied against net deferred tax assets if, based on available evidence, it is more likely than not that some or all of the deferred assets will not be realized.

Research and Development
------------------------
The cost of research and development is charged to expense as incurred. Development expenses include the cost to register and maintain patents.

Earnings per Share
------------------
The Company computes earnings or loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive or their issuance prices were in excess of the average market price for the period:

                                                 December 31, 2007     December 31, 2006
                                                 -----------------     -----------------
Warrants (weighted average)                              6,355,307             6,083,680
                                                 =================     =================

Convertible line of credit (weighted average)            5,450,932             2,423,516
                                                 =================     =================

Stock options (weighted average)                        23,556,788            10,277,979
                                                 =================     =================


Stock-Based Compensation
------------------------
The Company accounts for stock option awards granted to officers, directors and employees under the recognition and measurement principles of SFAS No. 123(R), "Share Based Payment," effective January 1, 2006, utilizing the "modified prospective" method as described in SFAS No. 123(R). In the "modified prospective" method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations. There was no effect to the Company's financial position or results of operations as a result of the adoption of SFAS No. 123(R).

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services."

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

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved an increase in the amount of the Company's authorized shares of common stock from 100 million to 245 million. Since the required

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

approval was obtained from the stockholders, the Company recognized $1,600,000 of stock based compensation for the year ended December 31, 2006. The fair value of these options was determined using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.19%; no dividend yield; an expected life of the options of 103 months; and a volatility factor of 352%.

For the year ended December 31, 2006, total stock based compensation related to employees was $1,600,000. There was no stock based compensation related to consultants. As a result of the issuance, the Company recognized research and development stock based employee compensation expense of $400,000, selling and marketing stock based employee compensation of $480,000 and general and administrative stock based employee compensation expense of $720,000, in the statement of operations.

On June 7, 2007, the Company issued 200,000 shares of common stock as payment for marketing services rendered to the Company. The shares were issued at $0.04 per share, the closing price of the Company's common stock on the date of issuance. As a result of the issuance, the Company recognized selling and marketing stock based compensation expense of $8,000 in the statement of operations.

On June 15, 2007, the Company issued 5,000,000 shares of common stock to its president as payment of accrued and unpaid compensation. The shares were issued at $0.03 per share, the closing price of the Company's common stock on the date the shares were issued. On the aforementioned date, the Company recognized selling and marketing stock based compensation expense of $22,500 and general and administrative stock based compensation expense of $52,500 in the statement of operations.

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For the year ended December 31, 2007, the Company recognized general and administrative stock based compensation expense of $9,193 in the statement of operations.

On December 17, 2007, the Company issued 750,000 to two employees as bonuses for the year. The shares were issued at $0.013, the closing price of the Company's common stock on that date. As a result of the issuance, the Company recognized research and development stock based compensation expense of $4,875, selling and marketing stock based compensation of $3,738 and general and administrative stock based compensation expense of $1,137, in the statement of operations.

In addition, on December 17, 2007, the Company issued 200,000 shares of common stock to a consultant in exchange for marketing services rendered to the Company during the year. 66,668 shares were issued at $0.05 per share and 133,332 shares were issued at $0.12 per share under previously agreed upon terms. As a result of the issuance, the Company recognized selling and marketing stock based compensation expense of $14,667 in the statement of operations.

For the year ended December 31, 2007, the Company recognized total stock based compensation expense of $116,610. Total research and development stock based employee compensation was $4,875. Of the total selling and marketing stock based compensation of $48,905, $26,238 related to employee compensation and $22,667 related to consulting services. Of the $62,830 of general and administrative stock based compensation, $53,637 related to employee compensation and $9,193 related to consulting services.

See NOTE 11 - CAPITAL STOCK - "Stock Options."

Recent Accounting Pronouncements
--------------------------------
In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operations.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements; however, we do not anticipate any material impact on our financial condition or results of our operations.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not expect that the application of this standard will have any effect on the Company's results of operations or its financial condition.

NOTE 3 - RELATED PARTY TRANSACTIONS

Notes Receivable Due from Related Party and Advances Due to Related Parties
---------------------------------------------------------------------------
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. This loan is due not later than December 31, 2011 and bore interest at 5.05% and is full-recourse. Interest on the loan was accrued quarterly and due annually. As of December 31, 2006, no interest was due and the note receivable balance was $10,993. During the year ended December 31, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $37 and $11,662 during the years ended December 31, 2007 and 2006, respectively.

Advances From Related Parties
-----------------------------
The Company's president made advances in 2007 to the Company of $1,038,400, of which $11,030 was used to repay the aforementioned note receivable from him. On June 18, 2007, the Company repaid $210,000 of the outstanding advances through the issuance of 7,000,000 shares of the Company's common stock at a price of $0.03 per share, the closing price of the Company's common stock on that date. In addition, $8,220 was used to pay certain payroll taxes on $150,000 of non-cash compensation received (5,000,000 shares of common stock issued on June 18, 2007 at $0.03 per share), which would customarily be withheld from his salary had it been in the form of cash. At December 31, 2007 and 2006, the Company owed the president $809,150 and $0, respectively. All such loans bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (3.81% and 4.86% at December 31, 2007 and 2006, respectively). As of December 31, 2007 and 2006, accrued interest owed on the note was $16,417 and $0, respectively. Interest expense incurred for the years ended December 31, 2007 and 2006 amounted to $16,417 and $2,576, respectively.

For the period January 1, 2008 through April 1, 2008, the Company's president had made loans to the Company in the amount of $215,000 under the same terms previously described.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

In addition to the amounts described above, certain stockholders and related parties made unsecured, non-interest bearing cash advances to the Company, without specific repayment terms. During the year ended December 31, 2006, other stockholders and related parties made cash advances of $83,700. As of December 31, 2006, the entire amount of outstanding cash advances due to these shareholders and related parties was paid in full. There was no interest expense incurred on these loans for the year ended December 31, 2006.

Transactions with Affiliated Companies and Persons
--------------------------------------------------
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For the year ended December 31, 2007, the Company recognized an expense of $9,193. In 2006, Company incurred consulting fees in the amount of $7,333 from this same individual. At December 31, 2007 and 2006, no monies were owed to this individual.

Other
-----
Other related party debt and liabilities are described in NOTES 5, 7, 8 and 9. Redemption of related party shares is described in NOTE 10.

NOTE 4 - DEFERRED FINANCING EXPENSES
In connection with the Loan Agreement entered into on June 8, 2006 between the Company and Ross/Fialkow (see NOTE 6 - LINE OF CREDIT), the Company agreed to pay a commitment fee of $37,500 to Ross/Fialkow and issued a warrant to Ross/Fialkow to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black Scholes method of valuing options and warrants. These amounts were being amortized over the term of the Loan Agreement (twelve months). As of December 31, 2007 and 2006, the balance of deferred financing expense was $0 and $44,369, respectively. Amortization expense totaled $44,369 and $62,116 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 - ACCRUED LIABILITIES
At December 31, 2007 and 2006, accrued liabilities consisted of the following:

                                                                   2007          2006
                                                                ----------    ----------
Executive officer compensation                                  $  187,500    $  187,500
Professional fees                                                   47,554        42,464
Employee compensation                                               35,000        30,000
Interest (including related party interest of $16,417 and $0
     for 2007 and 2006, respectively)                               28,306        11,194
Payroll and other taxes                                             13,896        22,076
Purchases                                                            4,772            --
Consulting fees and other                                              641        11,314
                                                                ----------    ----------

                                                                $  317,669    $  304,548
                                                                ==========    ==========

NOTE 6 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan Agreement with Ross/Fialkow, in the amount of $750,000. The significant terms of the agreement are as follows:

1.   Convertible note: Principal amount of $750,000
2. Due date: June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow. The due date was extended to June 30, 2008 (see discussion below).
3.   Interest rate: 20% per year.
4.   Interest payments dates: Due monthly commencing July 8, 2006.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

5.   Commitment fee paid to Ross/Fialkow: $37,500.
6. Conversion right: The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment, at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (such shares, the "Conversion Shares"). The Conversion Shares carry piggy-back registration rights.
7. Warrant: A common stock purchase warrant (the "Warrant") has been issued to Ross/Fialkow to purchase up to 1,500,000 shares (the "Warrant Shares") of the Company's common stock at an exercise price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carry piggy-back registration rights.
8. Collateral and other security: All assets of the Company have been pledged, including the assets of the Company's wholly owned subsidiary, Brightec S.A., a Swiss corporation (the "Subsidiary"), and a pledge of the capital stock of the Subsidiary; the Subsidiary has fully guaranteed the payment and performance of the Agreement, the Convertible Note and the Warrant.
9. Representations and covenants: The Pledge and Security Agreement contains customary representations of the Company as borrower, including a prohibition on the payment of dividends or other distributions on the Company's common stock.
10. Registration of shares: The Company is required to file a registration statement on Form S-1 (or Form SB-2) with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by December 31, 2006. The date was extended to July 15, 2007 (see discussion below).
11. Events of Default: The Pledge and Security Agreement and the Convertible Note contain customary Events of Default which, if not waived by Ross/Fialkow, would entitle Ross/Fialkow to accelerate the due date of the Note. The Events of Default include, among other things, a change in the condition or affairs (financial or otherwise) of the Company which in the reasonable opinion of Ross/Fialkow, materially impairs Ross/Fialkow's security or materially increases Ross/Fialkow's risk.

At December 31, 2006, the Company was not in compliance with the terms of the Loan Agreement as it did not file a registration statement on Form S-1 (or Form SB-2) by December 31, 2006. On March 15, 2007, the Loan Agreement was amended as follows:

     1.  The due date of the Loan Agreement was extended to July 15, 2007.
     2. The date by which the Company was required to file a registration statement on Form S-1 (or SB-2), covering the underlying shares of common stock to potentially be issued upon conversion, was extended to July 15, 2007.

The Company filed the required Registration Statement on Form SB-2 with the SEC on July 6, 2007. On July 25, 2007, the Company received a comment letter from the SEC regarding the Registration Statement. The Company filed an amended Registration Statement on November 30, 2007. On January 3, 2008, the Company received a comment letter from the SEC regarding the amended Registration Statement. The Company is in the process of preparing its response to this inquiry; however, does not anticipate filing the response with the SEC until after its annual report on Form 10-KSB has been filed.

On November 29, 2007, in exchange for a payment of $2,500, Ross/Fialkow agreed to extend the maturity date from December 31, 2007 to June 30, 2008.

As of December 31, 2007 and 2006, the outstanding balances of the line of credit were $700,000 and $650,000, respectively. Interest expense amounted to $133,279 and $56,750 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7 - LIABILITY FOR SHARES TO BE ISSUED
Liability for shares to be issued represented commitments to issue shares of common stock in exchange for services provided or the settlement of debt. Such shares were issued on December 29, 2006.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of the Company's common stock from 100 million shares to 245 million shares. As a result of the increase, on December 29, 2006, the Company issued all of the committed shares of common stock in satisfaction of agreements made to settle amounts due for services rendered and the settlement of debt.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

NOTE 8 - WARRANT LIABILITY
During 2005, the Company issued warrants to a major stockholder. As the Company had already issued all of its shares of authorized common stock, the value of the warrants had to be recognized as a liability pursuant to Emerging Issues Task Force 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). The Company was required to revalue the warrants at the end of each reporting period with the change in value reported on the statement of operations as "Gain (Loss) on Value of Derivative Liabilities" in the period in which the change occurred. As of December 31, 2005, the value of the remaining balance of outstanding warrants was $252,135.

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

The fair value of the warrants issued prior to 2006 was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions for the year ended December 31, 2005: risk-free interest rate of 4.08%; no dividend yield; an expected life of the options of 28 months; and a volatility factor of 319.3%.

The fair value of the warrants issued in 2006 was estimated at the date of grant using the Black/Scholes option pricing model with the following assumptions: risk-free interest rate of 4.59% to 5.01%; no dividend yield; an expected life of the warrants, equal to the full term of the warrants, ranging from 6 months to 32 months; and a volatility factor of 154.8% to 178.0%.

NOTE 9 - LIABILITY FOR STOCK SUBSCRIPTIONS RECEIVED
Liability for stock subscribed represented amounts received for the purchase of the common stock for which the respective shares remain unissued as of December 31, 2005.

3,335,000 shares of common stock with an aggregate purchase price of $375,000 were subscribed but remained unissued as of December 31, 2005.

On various dates during 2006, the Company received an additional $120,000 to purchase 1,000,002 shares of common stock.

On May 12, 2006, as a result of one of the Company's shareholders allowing the Company to redeem 208,334 shares of his common stock on the same date, the Company issued 208,334 shares of common stock, with an aggregate purchase price of $25,000.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. As a result, on December 29, 2006, the Company issued 4,335,002 with an aggregate purchase price of $470,000. As of December 31, 2007 and 2006, there were no stock subscriptions for which shares remained unissued.

NOTE 10 - LIABILITY TO STOCKHOLDERS FOR SHARES REDEEMED
In 2004 and 2005, the Company's president and other stockholders agreed to allow the Company to redeem shares of their common stock in order to allow the Company to fulfill its obligations to certain consultants and investors. This was as a result of the Company having already issued all of its shares of authorized common stock. The agreement stated that the Company will reissue to its

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

president/stockholder and other stockholders the same number of shares redeemed as soon as is reasonably practical and that the president/stockholder and other stockholders will receive no additional compensation beyond the re-issuance of the number of shares of common stock redeemed.

As of December 31, 2005, the liability representing the Company's obligation to its stockholders for the 16,928,099 shares of common stock redeemed was $2,554,185.

On January 27, 2006 and May 12, 2006, a former director and shareholder of the Company agreed to allow the Company to redeem an aggregate of 404,168 shares of common stock valued at $26,208, in order to allow the Company to fulfill its obligations to certain investors holding subscriptions for the purchase of the Company's common stock.

On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to increase the number of authorized shares of common stock from 100 million to 245 million. As a result, on December 29, 2006, the Company issued 17,332,267 shares of common stock in satisfaction of its liability to its stockholders for shares redeemed of $2,580,393. As of December 31, 2006, there were no common stock redemptions for which shares remained unissued.

NOTE 11 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
-------------------------------------------------------------------
Under the Company's charter, 100,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2005. On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the increase in the Company's authorized common stock from 100 million to 245 million shares. As of December 31, 2007 and 2006, 144,092,837 and 124,698,935 shares of common stock, respectively, are issued and outstanding.

Number of Shares of Preferred stock Authorized, Issued and Outstanding
----------------------------------------------------------------------
On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders voted to authorize 5 million shares of $0.001 par value "blank check" preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to the Articles of Incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There are no shares of preferred stock issued and outstanding at December 31, 2007 and 2006.

Issuances of Common Stock
-------------------------
On May 12, 2006, 208,334 shares of common stock were issued to a stock subscriber, in connection with a stock subscription received on May 12, 2006.

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

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

17,332,267 shares of common stock were issued to various stockholders, officers, directors and former directors, in connection with various redemption agreements entered into during 2004, 2005 and 2006.

On March 30, 2007, 4,000,000 shares of common stock valued at $174,000 were issued to YA Global as a commitment fee in connection with the SEDA.

On March 30, 2007, 243,902 shares of common stock valued at $10,000 were issued to Newbridge Securities Corporation ("Newbridge") as payment for consulting in connection with the SEDA.

On June 7, 2007, 200,000 shares of common stock valued at $8,000 were issued to David Stanley as payment for marketing services rendered to the Company.

On June 15, 2007, 12,000,000 shares of common stock valued at $360,000 were issued to Patrick Planche, the Company's president and chief executive officer, as repayment for certain cash advances he made to the Company ($210,000) and for accrued and unpaid compensation ($150,000)

On September 11, 2007, 2,000,000 shares of common stock valued at $60,000 were issued to Jeffrey Stern, a stockholder of the Company, as payment for a two year consulting agreement, expiring September 11, 2009.

On December 17, 2007, the following transactions took place:

200,000 shares of common stock valued at $14,667 were issued to John Francis as payment for marketing consulting fees rendered to the Company.

250,000 shares of common stock valued at $3,250 were issued to an employee of the Company, as a bonus for the year.

500,000 shares of common stock valued at $6,500 were issued to an employee of the Company, as a bonus for the year.

On March 14, 2008, the Company issued 250,000 shares of common stock valued at $750 to Agoracom Investor Relations Corp. ("Agoracom") as payment under a consulting agreement. Agoracom will receive another 200,000 shares of common stock if the consulting agreement is not terminated within six months.

Stand-By Equity Distribution Agreement
--------------------------------------
On the Closing Date, the Company entered into a SEDA with YA Global pursuant to which the Company may, at its discretion, under certain circumstances (as described below), periodically sell to YA Global shares of the Common Stock for a total purchase price of up to $10,000,000. For each share of the Common Stock purchased under the SEDA, YA Global will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to YA Global a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock ("Commitment Shares") to YA Global as a commitment fee, of which 2,000,000 Commitment Shares will have demand registration rights and 2,000,000 Commitment Shares will have "piggy-back" registration rights. YA Global will retain five percent (5%) of each cash advance under the SEDA. The Company has paid to Yorkville Advisors, LLC ("Yorkville") a structuring fee equal to $15,000 on the Closing Date and shall pay $500 to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). YA Global's obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the Company and YA Global and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than $300,000.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

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

The Company paid $5,000 to YA Global for due diligence fees and $85 to record the issuance of the YA Global and Newbridge shares with the Company's stock transfer agent. As shares of the Company's common stock cannot be sold to YA Global until the Company has declared effective its Registration Statement on Form SB-2, such costs were deferred. Total deferred offering costs at December 31, 2007 amounted to $20,085. Such costs will be offset against equity raised.

On January 3, 2008, the Company received an SEC comment letter regarding amended Registration Statement, filed on Form SB-2/A on November 30, 2007. The Company is in the process of preparing its response to this inquiry; however, does not anticipate filing the response with the SEC until after its annual report on Form 10-KSB has been filed. If the Registration Statement is declared effective and if the Company sold all of the registered shares, at a share price of $0.0029 (the closing price on March 27, 2008), the Company would not be able to draw down on the SEDA as the proceeds from the sale would not be sufficient to pay all of the costs associated with the sale. The Company has determined that in order to maximize the available funds under the SEDA, the Company's stock price must equal or exceed $0.5396.

Deferred Offering Costs
-----------------------
The Company paid $15,000 to Yorkville for structuring fees, $5,000 to YA Global for due diligence fees and $85 to record the issuance of the YA Global and Newbridge shares with the Company's stock transfer agent. As shares of the Company's common stock cannot be sold to YA Global until the Company files, and has declared effective, the Registration Statement on Form SB-2, filed with the SEC, such costs were deferred. Total deferred offering costs at December 31, 2007 amounted to $20,085. Such costs will be offset against equity raised.

Stock Option Plans
------------------
1999 Plan - The Company's 1999 stock option/stock issuance plan (the "1999 Plan") provided for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company's common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the years ended December 31, 2007 and 2006. With the approval of the 2006 Stock Incentive Plan (see below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006


2006 Stock Incentive Plan - On September 25, 2006, at a special meeting of the Company's stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the "2006 Plan"). An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

Awards under the 2006 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted shares of common stock, restricted units and performance awards. For a complete description of the 2006 Plan, see the Company's Definitive Proxy Statement filed with the SEC on July 26, 2006. The 2006 Plan became effective on September 25, 2006.

Issuances of Stock Options
--------------------------
In the second quarter of 2005, the Company's Board of Directors granted options to employees and/or directors to purchase 20,000,000 shares of common stock at an exercise price of $0.12 per share, to be fully vested as of April 28, 2005 and exercisable for a period of ten years. For accounting purposes, these options were not deemed granted because the Company did not have a sufficient number of shares of authorized common stock available to issue upon the exercise of any of the options.

On June 27, 2005, the Company's Board of Directors approved the granting of another non-qualified stock option to a consultant to purchase 500,000 shares of the Company's common stock at an exercise price of $0.001 per share for a period of ten years, but vesting only upon a change of control of the Company.

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

Option activity for 2007 and 2006 is summarized as follows:

                                                                                      Weighted
                                                                                      Average
                                                                       Total           Price
                                                                    -----------    -----------
Options outstanding, December 31, 2005                               24,962,911    $     0.114
     Granted                                                                 --             --
     Exercised                                                               --             --
     Forfeited                                                               --             --
                                                                    -----------    -----------
Options outstanding, December 31, 2006                               24,962,911          0.114
     Granted                                                                 --             --
     Exercised                                                               --             --
     Forfeited                                                       (4,462,911)        (0.100)
                                                                    -----------    -----------

Options outstanding, December 31, 2007                               20,500,000    $     0.117
                                                                    ===========    ===========

Aggregate intrinsic value                                                   N/A
                                                                    ===========

Shares of common stock available for future grant under the plans    29,500,000
                                                                    ===========

The aggregate intrinsic value of the stock options outstanding at December 31, 2007 is calculated based on the positive difference between the closing market price of the Company's common stock and the exercise price of the underlying options. As the difference between the last quoted market price of the Company's common stock ($0.015 on December 28, 2007) and the exercise price of the stock

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

options ($0.12) is negative, the outstanding stock options have no intrinsic value. There were no option exercises during 2007.

The following table summarizes information about stock options outstanding at December 31, 2007:

                                         Weighted Average            Options Exercisable
                                            Remaining                 Weighted Average
                                   ---------------------------   ---------------------------

                      Number       Contractual      Exercise        Number       Exercise
Ranges of price    Outstanding     Life (years)       Price      Exercisable       Price
----------------   -----------     ------------   ------------   ------------   ------------
$    0.001             500,000          Unknown   $      0.001   $         --   $         --
$    0.120          20,000,000             7.32          0.120      2,000,000          0.120
                   -----------     ------------   ------------   ------------   ------------

$0.001 - $0.120     20,500,000             7.32   $      0.117     20,500,000   $      0.117
                   ===========     ============   ============   ============   ============

The weighted average per share fair value of options granted in 2005 and expensed in 2006 was $0.08. The fair value of the options granted was estimated using the Black-Scholes option pricing model under the following assumptions: volatility - 351.99%, expected life of options - 103 months, risk free interest rate - 4.19% and a dividend yield of 0%.

The Company recognized stock compensation expense of $1,600,000 for the year ended December 31, 2006. As of December 31, 2007, there was an estimated $500 of total unrecognized compensation cost related to nonvested options granted. It is unknown over what weighted-average time period that cost will be recognized as the related options do not vest with the option holder until there is a change in control of the Company.

Warrants
--------
The Company did not issue any warrants during 2007. On April 1, 2007 and June 27, 2007, the Company amended three of its previously issued warrants to (i) extend the exercise period of two warrants and (ii) modify the time period (from 60 days to 61 days) for all three warrants in which the option holder can notify the Company of his/her desire to exercise the options. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

Accordingly, the fair value of the warrants was estimated on March 31, 2007 and April 1, 2007 and June 26, 2007 and June 27, 2007 using the Black/Scholes option pricing model using the following assumptions: risk-free rate of return range of 4.56% to 4.91%; no dividend yield; an expected life of approximately 13 months to 82 months; and a volatility factor ranging from 127.42% to 337.77%. As a result of the revaluations, the Company recognized financing costs of $128,680.

A summary of the warrants outstanding at December 31, 2007 is as follows:

     Warrants         Exercise Price       Expiration Date
-------------------   --------------   -----------------------
     1,500,000        $         0.12        May 31, 2009
     2,820,832        $         0.12       April 27, 2013
     2,000,000        $         0.12      January 26, 2014
-------------------
     6,737,499
===================

On March 18, 2007, warrants for the purchase of 416,667 shares of common stock expired unexercised.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

NOTE 12 - OTHER COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2007, other comprehensive loss is comprised of the following:

Foreign currency translation adjustment

     Accounts payable                                                              $         (60)
                                                                                   -------------

                                     Net foreign currency translation adjustment             (60)
                                                                                   -------------

Other comprehensive income                                                         $         (60)
                                                                                   =============

For the year ended December 31, 2006, other comprehensive income is comprised of the following:

Foreign currency translation adjustment

     Accounts payable                                                              $       2,723
                                                                                   -------------

                                     Net foreign currency translation adjustment           2,723
                                                                                   -------------

Other comprehensive income                                                         $       2,723
                                                                                   =============

NOTE 13 - INCOME TAXES
The Company has not calculated the tax benefits, or costs, of its net operating losses and other tax attributes as of December 31, 2007 since it does not have the required information. The Company has not filed its U.S. federal and state returns for 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2006 will need to be amended as a result of filing the outstanding tax return for year prior to 2006. The 2001 tax returns will need to be amended, if permitted by statute. Utilization of net operating loss and tax credit carryforwards in the United States, when determined, may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization. An Internal Revenue Code Section 382 loss carryforward limitation may apply to the portion of the loss incurred prior to the recapitalization by the sale of the Company's common stock in 2002. Losses incurred by Brightec S.A. can be carried forward for a period of seven years.

Due to recurring losses, management believes that once such returns are filed, the Company would not incur a federal income tax liability and a minimal state tax liability.

Due to the uncertainty over the Company's ability to utilize these operating losses and other tax attributes, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

Since the Company has not filed its U.S. federal and state tax returns for the aforementioned fiscal years, those years remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject. Fiscal year 2006 remains open to examination through September 15, 2010. Tax returns filed by our Swiss subsidiary, Brightec, S.A., are open to examination by the Swiss taxing authority for ten years; therefore, tax returns filed in and after 1998 remain open to examination.

NOTE 14 - COMMITMENTS
The Company rents office space as a tenant-at-will. Rent expense was $24,500 and $24,809 in 2007 and 2006, respectively.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              2007          2006
                                                                         ------------   ------------
Schedule of non-cash activities

     Issuance of common stock in satisfaction of advances from related
          party                                                          $    210,000   $         --
                                                                         ============   ============

     Issuance of common stock in satisfaction of accrued liabilities -
          related party                                                  $    150,000   $         --
                                                                         ============   ============

     Issuance of common stock for services                               $     60,000   $         --
                                                                         ============   ============

     Issuance of stock to settle accounts payable                        $         --   $     21,000
                                                                         ============   ============

     Liability to stockholders for shares redeemed and cancelled         $         --   $     26,208
                                                                         ============   ============

     Issuance of warrants relating to private placements                 $         --   $    193,176
                                                                         ============   ============

     Issuance of warrants in connection with line of credit              $         --   $     68,985
                                                                         ============   ============

     Reversal of warrant liability                                       $         --   $    438,882
                                                                         ============   ============
     Issuance of common stock for stockholder redemptions, stock
          subscriptions, etc.                                            $         --   $  3,914,275
                                                                         ============   ============

NOTE 16 - RECLASSICIATIONS

Stock based compensation of $1,600,000 has been reclassified in the statement of operations for the year ended December 31, 2006, in order to conform to SEC Staff Accounting Bulletin 107. As a result of the reclassification, research and development expenses increased by $400,000, selling and marketing expenses increased by $480,000 and general and administrative expenses increased by $720,000.

NOTE 17 - SUBSEQUENT EVENT

On March 14, 2008, the Company signed an Investor Relations Agreement (the "Agreement") with Agoracom. The significant terms of the Agreement are as follows:

Term
----
The term of the Agreement starts on March 17, 2008 and, unless an early termination occurs as provided for, expires on March 16, 2009. The Company will have the option to renew the Agreement for an additional twelve months under the same terms of the original Agreement.

Compensation
------------
As partial compensation for services under this Agreement, Agoracom shall receive cash compensation in the amount of $36,000. The Company will pay $2,000 per month in the first quarter of service, $3,000 per month in the second quarter of service, $4,000 per month in the third quarter of service and $3,000 per month in the final quarter of service. Upon acceptance of this Agreement, the Company will provide Agoracom with the first quarter payment in advance ($6,000). Thereafter, at the beginning of each subsequent quarter of this Agreement, the Company shall provide Agoracom with the quarterly payment in advance ($9,000 the third fiscal quarter of 2008, $12,000 in the fourth fiscal quarter of 2008 and $9,000 in the first fiscal quarter of 2009).

As the final component of compensation, the Company granted Agoracom 450,000 shares of common stock of the Company (pursuant to Rule 144 of the Securities
Act). 250,000 restricted shares were delivered upon execution of the Agreement and an additional 200,000 unrestricted shares will be delivered upon successful completion of the first six (6) months of service. The shares will not be delivered if the Company exercises its option to terminate this Agreement at that time. The monthly fee and stock grant shall constitute full compensation for Agoracom.

                          BRIGHTEC, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2007 and 2006

Agoracom shall be responsible for all expenses incurred in providing services to the Company pursuant to this Agreement.

Termination
-----------
In the event Agoracom materially breaches any term of the Agreement, the Company may immediately terminate this Agreement with "cause." Material breach, amongst other things, is defined as failure to perform services, as specified in the Agreement, for a period of 30 days.

In the event of termination by the Company pursuant to the Agreement, all amounts otherwise payable to Agoracom, pursuant to the Agreement, shall cease and terminate, including unvested stock options (if any), and Agoracom will return all material provided by Brightec, as well as, a pro-rated amount of any restricted shares of common stock of the Company, granted to Agoracom as of the date of any such termination.

In the event the Company materially breaches any term of the Agreement, Agoracom may immediately terminate the Agreement. Material breach, amongst other things, is defined as failure to provide payment, as outlined in the Agreement, for a period of 30 days.

In the event of termination by Agoracom pursuant to the Agreement or termination of this agreement by the Company without cause, all amounts otherwise payable to Agoracom for the remaining and complete term of, and pursuant to, the Agreement, shall become immediately due and payable and Agoracom will return all material provided by the Company. In addition, all stock options (if any) granted pursuant to the terms of the Agreement shall not be affected.

The Company has one unconditional right to terminate the Agreement upon completion of the first six months of the Agreement via written notice during the period of September 15, 2008 until September 30, 2008. In the event of termination by the Company pursuant to the Agreement, all monthly fees payable to Agoracom shall cease and terminate and the Company shall not deliver the remaining 200,000 shares of unrestricted common stock of the Company.