Form 10-Q
period 2008-03-31
BRIGHTEC, INC
filed 2008-05-20
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2008

                                       or

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

                                [X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [ ]                           Accelerated filer   [ ]
Non-accelerated filer      [ ]                   Smaller reporting company   [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                [ ] Yes   [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of shares outstanding
           Class                                       as of May 11, 2008
 ------------------------------                 ------------------------------
 Common stock, $0.001 par value                         144,342,837

                                      INDEX

                                                                     Page Number

Note Regarding Forward Looking Statements                                3

Part I.  Financial Information

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets at March 31, 2008
          (Unaudited) and December 31, 2007 (Audited)                    4

       Condensed Consolidated Statements of Operations and
          Accumulated Deficit and Comprehensive Loss for the
          Three Months Ended March 31, 2008 and 2007 (Unaudited)         5

       Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2008 and 2007
         (Unaudited)                                                     6

       Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                   7 - 11

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   12 - 14

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                             15

     Item 4T. Controls and Procedures                                   15

Part II. Other Information

     Item 1.  Legal Proceedings                                         16

     Item 2.  Unregistered Sales of Equity and Use of Proceeds          16

     Item 3.  Defaults upon Senior Securities                           16

     Item 4.  Submission of Matters to a Vote of Security Holders       16

     Item 5.  Other Information                                         16

     Item 6.  Exhibits                                                  17

Signatures                                                              18

Note Regarding Forward Looking Statements:

This Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (the "SEC"), as well as the Company's press releases, contain or may contain forward-looking statements. The information provided is based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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


                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          Brightec, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                      March 31, 2008 and December 31, 2007

                                                                  March 31,      December 31,
                                                                    2008            2007
                                                                -------------   -------------
                                                                 (Unaudited)     (Audited)
                                     ASSETS

Current assets
     Cash                                                       $      20,781   $      32,464
     Accounts receivable                                                6,701           3,936
     Inventories                                                      226,018         213,578
     Prepaid expenses                                                  14,252          11,675
                                                                -------------   -------------
                                     TOTAL CURRENT ASSETS             267,752         261,653
                                                                -------------   -------------

Office and photographic equipment                                      27,984          23,511
     Less: accumulated depreciation                                   (23,636)        (23,511)
                                                                -------------   -------------
                                                                        4,348              --
                                                                -------------   -------------

Deposit                                                                 2,041           2,041
Deferred offering costs                                                20,085          20,085
                                                                -------------   -------------
                                                                       22,126          22,126
                                                                -------------   -------------
                                             TOTAL ASSETS       $     294,226   $     283,779
                                                                =============   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                             $     700,000   $     700,000
     Accounts payable                                                  91,343         105,881
     Accrued liabilities (including related
          party interest of $22,648 and
          $16,417 at March 31, 2008 and
          December 31, 2007, respectively)                            368,800         317,669
     Advances due to related party                                    999,460         809,150
                                                                -------------   -------------
                                TOTAL CURRENT LIABILITIES           2,159,603       1,932,700
                                                                -------------   -------------

Stockholders' deficit
     Preferred stock                                                       --              --
     Common stock                                                     144,343         144,093
     Additional paid-in capital                                    12,485,890      12,485,390
     Deferred compensation expense                                    (44,057)        (50,807)
     Accumulated deficit                                          (14,648,922)    (14,426,481)
     Accumulated other comprehensive income                           197,369         198,884
                                                                -------------   -------------
                              TOTAL STOCKHOLDERS' DEFICIT          (1,865,377)     (1,648,921)
                                                                -------------   -------------
                                    TOTAL LIABILITIES AND
                                    STOCKHOLDERS' DEFICIT       $     294,226   $     283,779
                                                                =============   =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss

                                                                   For the Three Months Ended
                                                                -------------------------------
                                                                  March 31,         March 31,
                                                                    2008              2007
                                                                -------------     -------------
                                                                 (Unaudited)       (Unaudited)
Sales                                                           $       8,385     $       1,859

Cost of sales                                                           6,633               751
                                                                -------------     -------------

Gross profit                                                            1,752             1,108
                                                                -------------     -------------
Operating expenses
     Research and development                                          33,082            17,694
     Selling and marketing                                             55,817            23,344
     General and administrative (including related party
          consulting expense of $7,469 and $0 for the three
          month periods ended March 31, 2008 and 2007,
          respectively)                                                93,675           177,993
                                                                -------------     -------------
                                                                      182,574           219,031
                                                                -------------     -------------
Operating loss                                                       (180,822)         (217,923)
                                                                -------------     -------------

Other Income (Expense)
     Interest income - related party                                       --                37
     Interest expense (including related party interest of
          $6,230 and $1,035 for three month periods ended
          March 31, 2008 and 2007, respectively)                      (41,619)          (34,618)
                                                                -------------     -------------
                                                                      (41,619)          (34,581)
                                                                -------------     -------------

Net loss                                                             (222,441)         (252,504)

Accumulated deficit - beginning                                   (14,426,481)      (13,063,247)
                                                                -------------     -------------

Accumulated deficit - ending                                    $ (14,648,922)    $ (13,315,751)
                                                                =============     =============

Basic and diluted net loss per share                            $          --     $          --
                                                                =============     =============
Weighted average number of shares used in
computation of basic and diluted net loss per share               144,103,948       124,793,244
                                                                =============     =============

COMPREHENSIVE LOSS

     Net loss                                                   $    (222,441)    $    (252,504)

     Foreign currency translation adjustment                           (1,515)           (4,441)
                                                                -------------     -------------

     Comprehensive loss                                         $    (223,956)    $    (256,945)
                                                                =============     =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows

                                                                             For the Three Months Ended
                                                                          ------------------------------
                                                                            March 31,        March 31,
                                                                              2008             2007
                                                                          -------------    -------------
                                                                           (Unaudited)      (Unaudited)
Cash flows from operating activities

Net loss                                                                  $    (222,441)   $    (252,504)
     Adjustments to reconcile net loss to net cash used for
          operating activities:
               Amortization of deferred stock based compensation                  7,500               --
               Accrued interest on advances from related party                    6,230               --
               Depreciation and amortization expense                                125               --
               Amortization of deferred financing costs                              --           26,622
     Changes in operating assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                               (2,765)            (510)
               Inventories                                                      (12,440)          (3,679)
               Prepaid expenses                                                  (2,577)            (895)
               Deposit                                                               --              744
          Increase (decrease) in:
                Accounts payable                                                (14,538)         (10,739)
                Accrued liabilities                                              44,901           33,853
                                                                          -------------    -------------
                              Net cash used for operating activities           (196,005)        (207,108)
                                                                          -------------    -------------
Cash flows from investing activities
     Purchases of property and equipment                                         (4,473)              --
     Repayment of note receivable - related party                                    --           10,993
                                                                          -------------    -------------
                Net cash provided by (used for) investing activities             (4,473)          10,993
                                                                          -------------    -------------
Cash flows from financing activities
     Advances received from related party                                       190,310          190,000
     Cash paid for services related to capital raise                                 --          (15,085)
     Repayment of advances from related party                                        --          (11,030)
                                                                          -------------    -------------
                           Net cash provided by financing activities            190,310          163,885
                                                                          -------------    -------------
Effects of changes in foreign exchange rates                                     (1,515)          (4,441)
                                                                          -------------    -------------
                                                Net decrease in cash            (11,683)         (36,671)

Cash - beginning                                                                 32,464           51,836
                                                                          -------------    -------------

Cash - ending                                                             $      20,781    $      15,165
                                                                          =============    =============
Supplemental disclosures of cash flows information
   Cash paid during the period for interest                               $      35,222    $      33,583
                                                                          =============    =============
Non-cash activities
     Issuance of common stock related to investor relations
        agreement                                                         $         750    $          --
                                                                          =============    =============
     Issuance of common stock related to capital raise                    $          --    $     174,000
                                                                          =============    =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - OPERATIONS
Brightec, Inc. ("Brightec" or the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Product"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Product will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

NOTE 2 - INTERIM FINANCIAL STATMENTS
The accompanying unaudited condensed consolidated financial statements at March 31, 2008 and for the three-month period then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted in accordance with rules of the Securities and Exchange Commission (the "SEC") for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company had working capital deficits of $1,891,851 and $1,671,047 and accumulated deficits of $14,648,922 and $14,426,481 at March 31, 2008 and December 31, 2007, respectively, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon its ability to raise the necessary financing, to effectively produce and market Brightec products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or it is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively produce and market Brightec's products at competitive prices, to establish profitable operations and to generate positive operating cash flows.

In 2006 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow") and borrowed $650,000. During 2007, the Company borrowed an additional $50,000 under the Loan Agreement. As of March 31, 2008, the remaining funds available under the Loan Agreement were $50,000. See NOTE 8
- LINE OF CREDIT.

The Company's president has been funding its cash requirements as needed through unsecured cash advances. For the period January 1, 2008 through May 11, 2008, the president has made unsecured cash advances of $265,000 and paid other operating liabilities of $10,310. See NOTE 7 - RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in raising the necessary financing to fund the Company's operations throughout the 2008 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on its president to finance its operations. There is no guarantee that the president will continue such financing.

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

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

                                             March 31, 2008     March 31, 2007
                                            ---------------    ---------------
                                              (Unaudited)        (Unaudited)

Warrants (weighted average)                       6,320,832          6,737,499
                                            ===============    ===============

Convertible debt (weighted average)               5,833,333          5,416,667
                                            ===============    ===============

Stock options (weighted average)                 20,500,000         24,962,911
                                            ===============    ===============

NOTE 5 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2008 and December 31, 2007:

                                               March 31,        December 31,
                                                 2008               2007
                                            ---------------    ---------------
                                              (Unaudited)         (Audited)

         Raw materials                      $        35,637    $        23,728
         Work in process                            114,938            122,699
         Finished goods                              75,443             67,151
                                            ---------------    ---------------
                                            $       226,018    $       213,578
                                            ===============    ===============

NOTE 6 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of March 31, 2008 and December 31, 2007 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 - RELATED PARTY TRANSACTIONS

Note Receivable
---------------
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the note was accrued quarterly and due annually. During the three month period ended March 31, 2007, the entire outstanding balance of $10,993 plus interest was paid in full. The Company recognized interest income of $37 for the three month period ended March 31, 2007.

Advances due to related party
-----------------------------
At December 31, 2007, the Company owed its president $809,150 in connection with unsecured cash advances made by him to the Company. During the three month period ended March 31, 2008, he made advances to the Company of $190,310, of which $10,310 were for costs incurred by the Company that he paid for personally. The Company did not repay any of the outstanding advances. All such

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (2.23% and 3.81% at March 31, 2008 and December 31, 2007, respectively) calculated and accrued monthly. As of March 31, 2008 and December 31, 2007, accrued interest owed on the unsecured cash advances was $22,648 and $16,417, respectively. Interest expense incurred for the three month periods ended March 31, 2008 and 2007 was $6,230 and $1,035, respectively.

Consulting agreement
--------------------
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For the three month period ended March 31, 2008, the Company recognized an expense of $7,469 related to the consulting agreement. At March 31, 2008 and December 31, 2007, no monies were owed to this stockholder.

NOTE 8 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan Agreement with Ross/Fialkow, in the amount of $750,000. The line expires on June 30, 2008 and advances under the line bear interest at 20% per annum. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All assets of the Company have been pledged, including the assets of Brightec S.A. In addition, the Company was required to file a registration statement with the SEC on Form S-1 (or Form SB-2) (the "Registration Statement") by July 15, 2007, with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by December 31, 2006. The Registration Statement was filed on July 6, 2007.

As of March 31, 2008 and December 31, 2007, the outstanding balance on the line of credit was $700,000. Interest expense was $35,389 and $33,583 for the three month periods ended March 31, 2008 and 2007, respectively.

NOTE 9 - ACCRUED LIABILITIES
At March 31, 2008 and December 31, 2007, accrued liabilities consisted of the following:

                                                                   March 31,        December 31,
                                                                     2008               2007
                                                                ---------------    ---------------
                                                                  (Unaudited)         (Audited)
Executive officer compensation                                  $       225,000    $       187,500
Professional fees                                                        64,752             47,554
Employee compensation                                                    40,000             35,000
Interest (including related party interest of $22,648 and
     $16,417 as of March 31, 2008 and December 31, 2007,
     respectively)                                                       34,703             28,306
Payroll and other taxes                                                   3,942             13,896
Purchases                                                                    --              4,772
Other                                                                       403                641
                                                                ---------------    ---------------

                                                                $       368,800    $       317,669
                                                                ===============    ===============

NOTE 10 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
-------------------------------------------------------------------
Under the Company's charter, 245,000,000 shares of $0.001 par value common stock are authorized. As of March 31, 2008 and December 31, 2007, 144,342,837 and 144,092,837 shares of common stock, respectively, were issued and outstanding.

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Number of Shares of Preferred Stock Authorized, Issued and Outstanding
----------------------------------------------------------------------
5,000,000 shares of "blank check" preferred stock are authorized under the Company's Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to its Articles of Incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There are no shares of preferred stock issued and outstanding at March 31, 2008 or December 31, 2007.

Issuances of Common Stock
-------------------------
On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. ("Agoracom") as payment under an Investor Relations Agreement (the "IR Agreement"). Agoracom will receive another 200,000 shares of common stock if the IR Agreement is not terminated on or before September 17, 2008. The 250,000 shares of common stock were issued on March 28, 2008.

Deferred Compensation Expense
-----------------------------
As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of March 31, 2008 and December 31, 2007, the unamortized balance of deferred compensation, related to the consulting contact with the significant stockholder was $43,338 and $50,807, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of March 31, 2008, the unamortized balance of deferred compensation, related to the IR Agreement was $719.

As of March 31, 2008 and December 31, 2007, the unamortized balance of deferred compensation expense was $44,057 and $50,807, respectively.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations - a replacement of FASB Statement No. 141", ("SFAS 141(R)") which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. The Company is currently evaluating SFAS 141(R), and has not yet determined the impact if any, it will have on its consolidated results of operations or financial position.

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company's consolidated financial statements, but it currently does not expect the effect to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about the Company and our industry. These forward-looking statements are usually accompanied by words such as "believes," "anticipates," "plans," "expects" and similar expressions. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumption and estimates. Our critical accounting policies, which consist of revenue recognition, account receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of and for the three month period ended March 31, 2008.

OVERVIEW
We develop and market luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Products have been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. Our Luminescent Products are available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of "print on demand" digital technologies. We currently offer our products in sheets and rolls.

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

ABILITY TO CONTINUE AS A GOING CONCERN
We have a working capital deficit of approximately $1,900,000, an accumulated deficit of approximately $14,650,000 at March 31, 2008 and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options; however, until we identify alternative sources of funding, we will be totally dependent on our president to fund our operations. Our president has made approximately $275,000 in unsecured cash advances to us through May 11, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2007

Revenues
--------
Our revenues, net of returns, allowances and discounts, for the three month period ended March 31, 2008, were $8,385 compared to $1,859 for the comparable three month period of 2007. This increase in revenue is due to an increase in the number of commercial sales we made and because of a specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Gross Profit
------------
Our gross profit was $1,752 (20.9%) for the three month period ended March 31, 2008, compared to a gross profit of $1,108 (59.6%) for the comparable three month period in fiscal 2007. The decrease in the Company's gross profit percentage was primarily due to cost overruns with respect to the specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Research and Development Expenses
---------------------------------
Research and development expenses increased by $15,388 for the three month period ended March 31, 2008 to $33,082 from $17,694 for the comparable three month period of 2007. The increase in 2008 was primarily due to specific costs incurred relating to a necessary change in the primary raw materials used in the manufacturing of our Luminescent Product. The change required us to change our manufacturing process.

Selling and Marketing Expenses
------------------------------
Selling and marketing expenses consist of payroll, costs to maintain our website, travel and fees paid in connection with promotional activities, press releases and shareholder communications. Selling and marketing expenses increased by $32,473 for the three month period ended March 31, 2008 to $55,817 from $23,344 for the comparable three month period of 2007. The increase in selling and marketing expenses was due to increases in costs related to the redesign of our website and increases in costs for marketing, promotion and travel related to the introduction of our products to the marketplace.

We anticipate that, as a result of our recent product launches, our selling and marketing expenses will increase significantly as we introduce ourselves to the marketplace and maximize the exposure of our products to the consumer.

General and Administrative Expenses
-----------------------------------
General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, financing costs and rent as well as legal and accounting fees. General and administrative expenses decreased by $84,318 for the three month period ended March 31, 2008 to $93,675 from $177,993 for the comparable three month period of 2007. The decrease is primarily due a change in salary allocation to allocate more employee compensation costs to selling and marketing and research and development. In addition, we incurred non-recurring legal and accounting fees in the first quarter of 2007 related to our amended quarterly and annual reports filed with the SEC. The first quarter of 2007 also included the amortization of deferred financing costs related to our Loan Agreement.

Other Income (Expense)
----------------------

Interest income - For the three month period ended March 31, 2007, interest income was $37. Interest income was dependent on the outstanding balance of a note receivable from our president. As of March 31, 2007, the entire outstanding balance of the note receivable was paid in full and we do not have any other sources from which we derive interest income. We do not currently anticipate recognizing any future interest income.

Interest Expense - For the three month periods ended March 31, 2008 and 2007, interest expense was $41,619 and $34,618, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from our president.

For the three month periods ended March 31, 2008 and 2007, we incurred interest of $35,389 and $33,583, respectively, on our line of credit. We also incurred interest the unsecured cash advances from our president of $6,230 and $1,035 for the three month periods ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources as of March 31, 2008
----------------------------------------------------
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have generated, from inception through March 31, 2008, cumulative net cash proceeds from the sale of our equity of approximately $4.9 million. Our net working capital deficit at March 31, 2008 was $1,891,851 compared to a deficit of $1,671,047 as of December 31, 2007.

Cash decreased by $11,683 to $20,781 at March 31, 2008 from $32,464 at December 31, 2007.

Net cash used for operating activities for the three month period ended March 31, 2008 was $196,005. The primary reason for the decrease was to fund the loss for the period.

Net cash used for investing activities for the three month period ended March 31, 2008 amounted to $4,473 and represented the purchases of a new computer and marketing software.

Net cash provided by financing activities for the three month period ended March 31, 2008 was $190,310. The net cash provided was the result of unsecured cash advances received from our president.

Credit Availability
-------------------
We have a $750,000 Agreement with Ross/Fialkow, as described in NOTE 8 - LINE OF CREDIT of our condensed consolidated financial statements. As of March 31, 2008 we had borrowed $700,000 of the $750,000 available under this agreement.

Commitments
-----------
We had no material capital expenditure commitments as of March 31, 2008.

Effects of Inflation
--------------------
We believe that our financial results have not been significantly impacted by inflation and price changes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a "smaller reporting company" defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Act are effective for the purposes set forth in Rule 13a-15(e).

Changes in Internal Controls Over Financial Reporting
-----------------------------------------------------

As disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, we made several changes and improvements to our internal control.

For the period January 1, 2008 through March 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which we are a party or to which any of our properties are subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following equity transactions occurred during the period January 1, 2008 to March 31, 2008 and were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On March 14, 2008, we agreed to issue 250,000 shares of our common stock valued at $750 to Agoracom Investor Relations Corp. ("Agoracom") as payment under an Investor Relations Agreement (the "IR Agreement"). Agoracom will receive another 200,000 shares of our common stock if the IR Agreement is not terminated on or before September 17, 2008. The 250,000 shares of our common stock were issued on March 28, 2008.

All shares of our common stock were issued without registration pursuant to the exemption from registration contained in the Securities Act of 1933, as amended. A legend was placed on the stock certificates representing all securities issued stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable

ITEM 5.  OTHER INFORMATION
Not Applicable

ITEM 6.  EXHIBITS

Number                       Description of Exhibit
------                       ----------------------

  31     Certification of Chief Executive Officer and Chief
         Financial Officer, pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002 (filed herewith).                   E-1

  32     Certification of Chief Executive Officer and Chief
         Financial Officer, pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002 (filed herewith).                                      E-2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BRIGHTEC, INC.

Date:  May 20, 2008                    By: /s/ PATRICK PLANCHE
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer