Form 10-Q
period 2008-06-30
BRIGHTEC, INC
filed 2008-08-14
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

                                       or

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


          8C Pleasant Street South, First Floor, Natick, MA 01760-5622
          ------------------------------------------------------------
               (Address of principal executive offices, Zip code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Number of shares
           Class                              outstanding as of July 30, 2008
------------------------------                -------------------------------
Common stock, $0.001 par value                          144,342,837

                                      INDEX

                                                                     Page Number

Note Regarding Forward Looking Statements                                   3

Part I.     Financial Information

      Item 1.     Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2008
            (Unaudited) and December 31, 2007 (Audited)                     4

         Condensed Consolidated Statements of Operations and
            Accumulated Deficit and Comprehensive Loss for the
            Three- and Six Month Periods Ended June 30, 2008
            and 2007 (Unaudited)                                            5

         Consolidated Statements of Cash Flows for the
            Three- and Six Month Periods Ended June 30, 2008
            and 2007 (Unaudited)                                            6

         Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                   7 - 11

      Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 12 - 16

      Item 3.     Quantitative and Qualitative Disclosures About
                     Market Risk                                           17

      Item 4T.    Controls and Procedures                                  17

Part II.    Other Information

      Item 1.     Legal Proceedings                                        18

      Item 2.     Unregistered Sales of Equity and Use of Proceeds         18

      Item 3.     Defaults upon Senior Securities                          18

      Item 4.     Submission of Matters to a Vote of Security Holders      18

      Item 5.     Other Information                                        18

      Item 6.     Exhibits                                                 19

Signatures                                                                 20

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


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          Brightec, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                       June 30, 2008 and December 31, 2007

                                                                                     June 30,      December 31,
                                                                                       2008           2007
                                                                                   ------------    ------------
                                                                                   (Unaudited)      (Audited)
                                     ASSETS
Current assets
  Cash                                                                             $      5,280    $     32,464
  Accounts receivable                                                                       689           3,936
  Inventory                                                                             340,571         213,578
  Prepaid expenses                                                                       15,268          11,675
                                                                                   ------------    ------------
                                                            TOTAL CURRENT ASSETS        361,808         261,653
                                                                                   ------------    ------------

Office and photographic equipment                                                        27,984          23,511
  Less: accumulated depreciation                                                        (24,008)        (23,511)
                                                                                   ------------    ------------
                                                                                          3,976              --
                                                                                   ------------    ------------

Deposit                                                                                   2,041           2,041
Deferred offering costs                                                                  20,085          20,085
                                                                                   ------------    ------------
                                                                                         22,126          22,126
                                                                                   ------------    ------------

                                                                    TOTAL ASSETS   $    387,910    $    283,779
                                                                                   ============    ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Line of credit                                                                   $    700,000    $    700,000
  Accounts payable                                                                       70,389         105,881
  Accrued liabilities (including related party interest of $27,913 and $16,417 as of June 30, 2008 and December 31, 2007,
       respectively)                                                                    382,035         317,669
  Advances due to related party                                                       1,339,546         809,150
                                                                                   ------------    ------------
                                                       TOTAL CURRENT LIABILITIES      2,491,970       1,932,700
                                                                                   ------------    ------------
Stockholders' deficit
  Preferred stock                                                                            --              --
  Common stock                                                                          144,343         144,093
  Additional paid-in capital                                                         12,485,890      12,485,390
  Deferred compensation expense                                                         (36,401)        (50,807)
  Accumulated deficit                                                               (14,895,621)    (14,426,481)
  Accumulated other comprehensive income                                                197,729         198,884
                                                                                   ------------    ------------
                                                     TOTAL STOCKHOLDERS' DEFICIT     (2,104,060)     (1,648,921)
                                                                                   ------------    ------------

                                     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $    387,910    $    283,779
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss

                                                      For the Three Months Ended         For the Six Months Ended
                                                    ------------------------------    ------------------------------
                                                      June 30,         June 30,         June 30,         June 30,
                                                        2008             2007             2008             2007
                                                    -------------    -------------    -------------    -------------
                                                     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Sales                                               $         884    $       3,391    $       9,269    $       5,250

Cost of sales                                                 460            1,899            7,093            2,650
                                                    -------------    -------------    -------------    -------------

Gross profit                                                  424            1,492            2,176            2,600
                                                    -------------    -------------    -------------    -------------
Operating expenses
     Research and development                              38,636           37,551           71,718           55,245
     Selling and marketing                                 48,643           57,999          104,460           81,343
     General and administrative (including
          (related party consulting expenses of
          $7,469, $0, $14,938 and $0,
          respectively                                    119,182          259,384          212,857          437,377
                                                    -------------    -------------    -------------    -------------
                                                          206,461          354,934          389,035          573,965
                                                    -------------    -------------    -------------    -------------

Operating loss                                           (206,037)        (353,442)        (386,859)        (571,365)
                                                    -------------    -------------    -------------    -------------

Other Income (Expense)
     Interest income                                            6               --                6               37
     Financing costs                                           --         (128,680)              --         (128,680)
     Interest expense (including related party
          interest of $5,266, $3,848, $11,496 and
          $4,878, respectively)                           (40,668)         (36,400)         (82,287)         (71,018)
                                                    -------------    -------------    -------------    -------------
                                                          (40,662)        (165,080)         (82,281)        (199,661)
                                                    -------------    -------------    -------------    -------------

Net loss                                                 (246,699)        (518,522)        (469,140)        (771,026)

Accumulated deficit - beginning                       (14,648,922)     (13,315,751)     (14,426,481)     (13,063,247)
                                                    -------------    -------------    -------------    -------------

Accumulated deficit - ending                        $ (14,895,621)   $ (13,834,273)   $ (14,895,621)   $ (13,834,273)
                                                    =============    =============    =============    =============

Basic and diluted net loss per share                $          --    $          --    $          --    $       (0.01)
                                                    =============    =============    =============    =============
Weighted average number of shares used in
computation of basic and diluted net loss per
share                                                 144,342,837      130,709,870      144,224,052      127,767,901
                                                    =============    =============    =============    =============

COMPREHENSIVE LOSS

     Net loss                                       $    (246,699)   $    (518,522)   $    (469,140)   $    (771,026)

     Foreign currency translation adjustment                  360            6,221           (1,155)           1,780
                                                    -------------    -------------    -------------    -------------

     Comprehensive loss                             $    (246,339)   $    (512,301)   $    (470,295)   $    (769,246)
                                                    =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows

                                                                                      For the Six Months Ended
                                                                                    ----------------------------
                                                                                      June 30,        June 30,
                                                                                        2008            2007
                                                                                    ------------    ------------
                                                                                     (Unaudited)    (Unaudited)
Cash flows from operating activities

Net loss                                                                            $   (469,140)   $   (771,026)
  Adjustments to reconcile net loss to net cash used for
       operating activities:
    Amortization of deferred stock based compensation                                     15,156              --
    Accrued interest on advances from related party                                       11,496           4,878
    Depreciation and amortization expense                                                    497              --
    Amortization of deferred financing costs                                                  --          44,369
    General and administrative expenses associated with
         stock based transactions                                                             --          60,500
    Selling and marketing expenses associated with stock
         based transactions                                                                   --          22,500
    Financing costs associated with stock based
         transactions                                                                         --         128,680
    Accrued interest on note receivable - related party                                       --             (37)
  Changes in operating assets and liabilities:
    (Increase) decrease in:
         Accounts receivable                                                               3,247            (510)
         Inventory                                                                      (126,993)       (143,321)
         Prepaid expenses                                                                 (3,593)        (16,360)
         Deposit                                                                              --             744
    Increase (decrease) in:
         Accounts payable                                                                (35,492)         22,716
         Accrued liabilities                                                              52,870          56,036
                                                                                    ------------    ------------
                                          Net cash used for operating activities        (551,952)       (590,831)
                                                                                    ------------    ------------
Cash flows from investing activities
    Purchases of property and equipment                                                   (4,473)             --
    Repayment of note receivable - related party                                              --          11,030
                                                                                    ------------    ------------
                            Net cash provided by (used for) investing activities          (4,473)         11,030
                                                                                    ------------    ------------
Cash flows from financing activities
    Advances received from related party                                                 530,396         590,000
    Repayment of advances from related party                                                  --         (11,030)
    Payment of deferred offering costs                                                        --         (20,085)
                                                                                    ------------    ------------
                                       Net cash provided by financing activities         530,396         558,885
                                                                                    ------------    ------------

Effects of changes in foreign exchange rates                                              (1,155)          1,780
                                                                                    ------------    ------------

                                                            Net decrease in cash         (27,184)        (19,136)

Cash - beginning                                                                          32,464          51,836
                                                                                    ------------    ------------

Cash - ending                                                                       $      5,280    $     32,700
                                                                                    ============    ============
See NOTE 12 for supplemental cash flow information.

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

NOTE 2 - INTERIM FINANCIAL STATMENTS
The accompanying unaudited condensed consolidated financial statements at June 30, 2008 and for the three- and six month periods then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the "Subsidiary"), a Swiss corporation. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted in accordance with rules of the Securities and Exchange Commission (the "SEC") for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company had a working capital deficit of $2,130,162 and an accumulated deficit of $14,895,621 at June 30, 2008, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec's products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

In 2006 the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow") and borrowed $650,000. During 2007, the Company borrowed an additional $50,000 under the Loan Agreement. As of June 30, 2008, the remaining funds available under the Loan Agreement were $50,000. See NOTE 8
- LINE OF CREDIT.

The Company's president has been funding its cash requirements as needed through unsecured cash advances. For the period January 1, 2008 through July 30, 2008, the president has made unsecured cash advances of $520,000 and paid other operating liabilities of $10,396. See NOTE 7 - RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company's operations throughout the 2008 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on its president to finance its operations. There is no guarantee that the president will continue such financing.

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

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

                                           For the Three Months              For the Six Months
                                               Ended June 30,                  Ended June 30,
                                        ---------------------------    ----------------------------
                                           2008            2007            2008            2007
                                       ------------    ------------    ------------    ------------
                                       (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)

Warrants (weighted average)               6,320,832       6,320,832       6,320,832       6,390,353
                                       ============    ============    ============    ============

Convertible debt (weighted average)       5,833,333       5,416,667       5,833,333       5,416,667
                                       ============    ============    ============    ============

Stock options (weighted average)         20,500,000      24,962,911      20,500,000      24,962,911
                                       ============    ============    ============    ============

NOTE 5 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at June 30, 2008 and December 31, 2007, respectively:

                                                                         June 30,      December 31,
                                                                           2008            2007
                                                                       ------------    ------------
                                                                        (Unaudited)     (Audited)
Raw materials                                                          $     70,924    $     23,728
Work in process                                                              95,846         122,699
Finished goods                                                              173,801          67,151
                                                                       ------------    ------------

                                                                       $    340,571    $    213,578
                                                                       ============    ============

NOTE 6 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of June 30, 2008 and December 31, 2007 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2001 will need to be amended, if permitted by statute. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 - RELATED PARTY TRANSACTIONS

Note Receivable - Related Party
-------------------------------
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the note was accrued quarterly and due annually. During the six month periods ended June 30, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $0 and $37 for the three- and six month periods ended June 30, 2007, respectively.

Advances due to related party
-----------------------------
At December 31, 2007, the Company owed its president $809,150 in connection with unsecured cash advances made by him to the Company. During the three- and six month periods ended June 30, 2008, he made advances to the Company of $340,086 and $530,396, respectively, of which $10,310 and $10,396, respectively, were for costs incurred by the Company that he paid for personally. The Company did not repay any of the outstanding advances.

All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (2.06% and 3.81% at June 30, 2008 and December 31, 2007, respectively) calculated and accrued monthly. As of June 30, 2008 and December 31, 2007, accrued interest owed on the unsecured cash advances was $27,913 and $16,417, respectively. Interest expense incurred for the three- and six month periods ended June 30, 2008 and 2007 was $5,266, $3,848, $11,496 and $4,878, respectively.

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

Consulting agreement
--------------------
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For the three- and six month periods ended June 30, 2008, the Company recognized non-cash consulting expense of $7,469 and $14,938, respectively, related to the consulting agreement. At June 30, 2008 and December 31, 2007, no monies were owed to this stockholder.

NOTE 8 - LINE OF CREDIT
On June 8, 2006, the Company entered into the Loan Agreement with Ross/Fialkow, in the amount of $750,000. The Loan Agreement, which was scheduled to expire on June 30, 2008, was extended until December 31, 2008 under an agreement dated June 16, 2008. The Company incurred a $2,500 renewal fee for the extension. Advances from the line of credit bear interest at 20% per annum. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company's common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All assets of the Company have been pledged, including the assets of the Subsidiary.

As of June 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was $700,000. Interest expense was $35,389, $32,552, $70,778 and $66,140 for the three- and six month periods ended June 30, 2008 and 2007, respectively.

NOTE 9 - ACCRUED EXPENSES
At June 30, 2008 and December 31, 2007, accrued expenses consisted of the following:

                                                                      June 30,      December 31,
                                                                        2008            2007
                                                                    ------------    ------------
                                                                     (Unaudited)     (Audited)
Executive officer compensation                                      $    262,500    $    187,500
Professional fees                                                         41,118          47,554
Employee compensation                                                     30,000          35,000
Interest (including related party interest of $27,913 and $16,714
     as of June 30, 2008 and December 31, 2007, respectively)             39,580          28,306
Payroll and other taxes                                                    8,430          13,896
Purchases                                                                     --           4,772
Other                                                                        407             641
                                                                    ------------    ------------

                                                                    $    382,035    $    317,669
                                                                    ============    ============

NOTE 10 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
-------------------------------------------------------------------
Under the Company's charter, 245,000,000 shares of $0.001 par value common stock are authorized. As of June 30, 2008 and December 31, 2007, 144,342,837 and 144,092,837 shares of common stock, respectively, were issued and outstanding.

Number of Shares of Preferred Stock Authorized, Issued and Outstanding
----------------------------------------------------------------------
5,000,000 shares of "blank check" preferred stock are authorized under the Company's Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to its Articles of Incorporation and the limitations prescribed by law, the Board of

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There were no shares of preferred stock issued and outstanding at June 30, 2008 or December 31, 2007.

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

Deferred Compensation Expense
-----------------------------
As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of June 30, 2008 and December 31, 2007, the unamortized balance of deferred compensation, related to the consulting contact with the significant stockholder was $35,869 and $50,807, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of June 30, 2008, the unamortized balance of deferred compensation, related to the IR Agreement was $533.

As of June 30, 2008 and December 31, 2007, the unamortized balance of deferred compensation expense was $36,401 and $50,807, respectively.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position ("FSP") No FAS 142-3, "Determination of the Useful Life of Intangible Assets" to improve the consistency between the useful life of a recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets," and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised
2007), "Business Combinations," and other guidance under GAAP. The Company does not anticipate that the adoption of this FSP will have a material effect on its financial statements. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on the Company's financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                              For the Six Months Ended
                                                            ----------------------------
                                                              June 30,        June 30,
                                                                2008            2007
                                                            ------------    ------------
                                                             (Unaudited)     (Unaudited)
Supplemental disclosure of cash flow information

   Cash paid during the period for interest                 $     71,001    $     77,334
                                                            ============    ============

Non-cash activities

   Issuance of common stock related to investor relations
          agreement                                         $        750    $         --
                                                            ============    ============
   Issuance of common stock related to capital raise        $         --    $      4,244
                                                            ============    ============
   Issuance of common stock in satisfaction of accrued
          liabilities - related party                       $         --    $    150,000
                                                            ============    ============
   Issuance of common stock in satisfaction of advances
          from related party                                $         --    $    210,000
                                                            ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-KSB for the year ended December 31, 2007. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as "believes," "may," "should," "anticipates," "estimates," "expects," "future," "intends," "hopes," "plans," and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of and for the three- and six month periods ended June 30, 2008.

OVERVIEW
We develop and market luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and re-emit visible light producing a "glow" which accounts for the common terminology "glow in the dark." Our Luminescent Products have been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture, through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. Our Luminescent Products are available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of "print on demand" digital technologies. We currently offer our products in sheets and rolls.

We completed the process of redesigning our website and began to introduce our new product lines to the marketplace. We started introducing our new products to the market in September 2007. During the first and second quarters of 2007, as a result of our anticipated new product lines introduction, we began building our inventory to meet the anticipated product demand.

Products that we introduced by the end of the 2007 included a line of new and improved printing quality inkjet sheets of different formats, which are being sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and "flexo" for the commercial printing market. Offset printing refers to the printing technique where an inked image is transferred from a plate to a rubber blanket, and then to a printing surface. "Flexo," an industry term, refers to the printing method whereby a print is made by creating a positive mirror master of the image as a 3D relief. A measured amount of ink is put on the surface of the printing plate. The print surface then rotates, contacting the print material which transfers the ink.

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

As previously discussed, we had been building the volume of our inventory for the anticipated product demand once we introduced our new product line through our website. We continued our attempts to further reduce our product cost; however, during the second quarter of 2008, we changed our focus to developing a sales and marketing effort since further cost reductions could not be achieved because of the rising cost of our raw materials.

We continued to build our inventory in the second quarter of 2008 in anticipation of generating 100% of our marketing materials in the third quarter to be used in a major sales and marketing effort that we plan to begin in the fourth quarter of 2008. These marketing materials, which will be professionally printed, will shorten our marketing cycle as we will be able to present any of our products on demand. We will also have our cost structure in place so that we can quote the customer on demand.

Our major sales and marketing effort will involve targeting several market segments, including, but not limited to puzzles and games, children's stickers, home decor, electronics (e.g. device "skins"), trading cards and sports collectibles. This effort will concentrate primarily on our Luminescent Product that is used to enhance an existing product, but may also include targeting consumers of our vinyl product which would be used primarily to produce signs and banners.

In order to fund this effort, we intend to begin making proposals to potential Swiss and United States investors in the fourth quarter of 2008, to generate capital; however, we will most likely not close an investment until the first quarter of 2009. Until we close an investment, the primary funding of our sales and marketing effort will come from our president, as long as he has the funds available to do so. If those funds should become unavailable, we would need to curtail our sales and marketing effort or focus on fewer target markets until we are successful and alternative funding is found.

ABILITY TO CONTINUE AS A GOING CONCERN
We have a working capital deficit of approximately $2,130,000, an accumulated deficit of approximately $14,896,000 at June 30, 2008 and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options; however, until we identify alternative sources of funding, we will be totally dependent on our president to fund our operations. Our president has made approximately $630,000 in unsecured cash advances to us through August 1, 2008 and we anticipate significant additional unsecured advances from our president for the remainder of 2008 into 2009 as we begin our previously discussed sales and marketing efforts.

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

RESULTS OF OPERATIONS

THREE- AND SIX MONTH PERIODS ENDED JUNE 30, 2008 COMPARED WITH THREE- AND SIX MONTH PERIODS ENDED JUNE 30, 2007

Revenues
--------
Our revenues, net of returns, allowances and discounts, for the three- and six month periods ended June 30, 2008, were $884 and $9,269, respectively compared to $3,391 and $5,250 for the comparable three- and six month periods of 2007. The decrease in our revenue for the three month period ended June 30, 2008 was due to fewer purchases of our Luminescent Product through our internet webstore, which accounted for 100% of our revenue.

For the six month period ended June 30, 2008, the increase in our revenue was due to an increase in the number of commercial sales we made and because of a specialized promotional product that we manufactured and delivered in the first quarter of 2008.

During the second quarter of 2008 we had no commercial sales of our Luminescent Product as we concentrated on building our inventory in anticipation of producing our marketing samples for our previously discussed sales and marketing effort planned for the fourth quarter.

Gross Profit
------------
Our gross profit was $424 (48.0%) and $2,176 (23.5%) for the three- and six month periods ended June 30, 2008, respectively, compared to a gross profit of $1,492 (44.0%) and $2,600 (49.5%) for the comparable three- and six month periods in fiscal 2007. The decrease in our gross profit for the three month period ended June 30, 2008 was due to the decrease in revenue previously discussed.

The decrease in our gross profit for the six month period ended June 30, 2008 was due to cost overruns with respect to the specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Research and Development Expenses
---------------------------------
Research and development expenses increased by $1,085 and $16,473 for the three-and six month periods ended June 30, 2008, respectively, to $38,636 and $71,718, respectively, from $37,551 and $55,245 for the comparable three- and six month periods of 2007. The increase for the three month period ended June 30, 2008 was primarily related to a change in the method of allocating payroll taxes.

The increase for the six month periods ended June 30, 2008 was primarily due to specific costs incurred relating to a necessary change in the primary raw materials used in manufacturing our Luminescent Product. The change required us to change our manufacturing process.

Selling and Marketing Expenses
------------------------------
Selling and marketing expenses consist of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases and shareholder communications. Selling and marketing expenses increased (decreased) by ($9,356) and $23,117 for the three-and six month periods ended June 30, 2008, respectively, to $48,643 and $104,460, respectively, from $57,999 and $81,343 for the comparable three- and six month periods of 2007. The decrease for the three month period ended June 30, 2008 is primarily related to costs that were incurred during the comparable period of 2007 relating to the redesign of our website.

The increase for the six month period ended June 30, 2008 is primarily related to the increased allocation of employee compensation costs to sales and marketing as the result of relieving certain general and administrative duties from our sales and marketing staff. Those general and administrative duties were shifted to and outside accounting consultant. The increase is also attributable to higher material costs to produce our sales and marketing samples with our new raw materials.

As previously discussed, we anticipate beginning a major sales and marketing effort targeting consumers that use our Luminescent Product to enhance an existing product, such as a puzzle or a game, stickers, home decoration, "skins" for electronic products, trading cards and other sports collectibles. Our sales and marketing costs will increase significantly as our marketing samples are produced in the third quarter and our sales and marketing effort begins in the fourth quarter. We anticipate that the cost of this sales and marketing effort will be approximately $500,000 to $750,000, which includes the costs to produce all of our marketing samples. We also anticipate this sales and marketing effort will extend through a significant portion of 2009.

General and Administrative
--------------------------
General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses decreased by $140,202 and $224,520 for the three- and six month periods ended June 30, 2008, respectively to $119,182 and $212,857, respectively, from $259,384 and $437,377 for the comparable three- and six month periods of 2007. The decrease is primarily due to a change in salary allocation to allocate more employee compensation costs to selling and marketing and research and development. In addition, we incurred non-recurring legal and accounting fees in the first quarter of 2007 related to our amended quarterly and annual reports filed with the SEC. The first quarter of 2007 also included the amortization of deferred financing costs related to our Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow").

General and administrative costs include consulting fees of $7,469 and $14,938 for the three- and six month periods ended June 30, 2008, related to a two-year consulting contract with a significant stockholder, commencing on September 11, 2007. We did not have a consulting contract with this stockholder for the comparable time periods of 2007.

OTHER INCOME (EXPENSE)

Interest Income
---------------
For the three- and six month periods ended June 30, 2008 and 2007, interest income was $6, $0, $6, and $37, respectively. Interest income for the three- and six month periods ended June 30, 2008 was derived from a security deposit that was refunded to us, that related to our utilities. Interest income for the comparable periods of 2007 was dependent on the outstanding balance of a note receivable from our president. As of March 31, 2007, the entire outstanding balance of the note receivable was paid in full. We do not have any other sources from which we derive interest income and we do not currently anticipate recognizing any future interest income.

Financing Costs
---------------
In the second quarter of 2007, we modified the terms of certain warrants issued to investors. Accounting principles generally accepted in the United States of America require that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the fair value of the warrant on the date the modification is effective over the fair value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

As a result of the modifications, we recognized financing costs of $128,680 for the three- and six month periods ended June 30, 2007.

Interest Expense
----------------
For the three- and six month periods ended June 30, 2008 and 2007, interest expense was $40,668, $36,400, $82,287, and $71,018, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from our president.

For the three- and six month periods ended June 30, 2008 and 2007, we incurred interest of $35,389, $32,552, $70,778, and $66,140, respectively, on our Loan Agreement with Ross/Fialkow. We also incurred interest on unsecured cash advances from our president of $5,266, $3,848, $11,496 and $4,878, respectively. For the three months ended June 30, 2008, we incurred other miscellaneous interest costs of $13.

Income Taxes
------------
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2008
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. We have generated, from inception through June 30, 2008, cumulative net cash proceeds from the sale of our equity of approximately $4.9 million. Our net working capital deficit at June 30, 2008 was $2,130,162 compared to a deficit of $1,671,047 as of December 31, 2007.

Our authorized capital stock consists of 245,000,000 shares of common stock, of which 144,342,837 shares were issued and outstanding at June 30, 2008. The number of shares issued excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

Cash decreased to $5,280 at June 30, 2008 from $32,464 at December 31, 2007.

Net cash used for operating activities for the six months ended June 30, 2008 was $551,952. The primary reason for the cash usage was to fund the loss for the period and build our inventory in anticipation of our upcoming sales and marketing campaign in the fourth quarter of 2008.

Net cash used for investing activities for the six months ended June 30, 2008 amounted to $4,473 and represented the purchase of a new computer and new computer software to be used in our sales and marketing efforts.

Net cash provided by financing activities for the six months ended June 30, 2008 was $530,396. The net cash provided was solely from unsecured cash advances received from our president.

Credit Availability
-------------------
We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 - LINE OF CREDIT of our condensed consolidated financial statements. As of June 30, 2008 we had borrowed $700,000 of the $750,000 available under this agreement.

Commitments
-----------
We had no material capital expenditure commitments as of June 30, 2008.

Effects of Inflation
--------------------
We believe that our financial results have not been significantly impacted by inflation and price changes. We have experienced only minimally modest increases in the cost of transporting our inventory to and between our manufacturing vendors and our warehouse and the costs of shipping our Luminescent Product to purchasers, as our vendors have added fuel surcharges to our normal shipping costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer (one individual) have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of the date of this report to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer (one individual), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in the Company's internal control over financial reporting during the second quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

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

 32      Certification of Chief Executive Officer and Chief Financial
         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (filed herewith).                                                   E-2

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BRIGHTEC, INC.

Date: August 14, 2008                 By:  /s/ Patrick Planche
                                           -------------------------------------
                                           Patrick Planche
                                           President and Chief Executive Officer