Form 10-Q
period 2008-09-30
BRIGHTEC, INC
filed 2008-11-13
CIK 894537

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
            Class                                    as of November 13, 2008
------------------------------                     -----------------------------
Common stock, $0.001 par value                             144,342,837

                                      INDEX

                                                                     Page Number

Note Regarding Forward Looking Statements                                   3

Part I.  Financial Information

         Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2008
               (Unaudited) and December 31, 2007 (Audited)                  4

           Condensed Consolidated Statements of Operations and
               Accumulated Deficit and Comprehensive Loss for the
               Three- and Nine Month Periods Ended
               September 30, 2008 and 2007 (Unaudited)                      5

           Consolidated Statements of Cash Flows for the Nine Month
               Periods Ended September 30, 2008 and 2007 (Unaudited)        6

           Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                7 - 12

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13 - 18

         Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                             18

         Item 4T. Controls and Procedures                                  18

Part II. Other Information

         Item 1.  Legal Proceedings                                        19

         Item 2.  Unregistered Sales of Equity and Use of Proceeds         19

         Item 3.  Defaults upon Senior Securities                          19

         Item 4.  Submission of Matters to a Vote of Security Holders      19

         Item 5.  Other Information                                        19

         Item 6.  Exhibits                                                 20

Signatures                                                                 21

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


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                          Brightec, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets
                    September 30, 2008 and December 31, 2007
                                                                               September 30,    December 31,
                                                                                   2008            2007
                                                                               ------------    ------------
                                                                               (Unaudited)      (Audited)
                                     ASSETS
Current assets
     Cash                                                                      $     25,568    $     32,464
     Accounts receivable                                                                 --           3,936
     Inventory                                                                      370,486         213,578
     Prepaid expenses                                                                53,024          11,675
                                                                               ------------    ------------
                                                       TOTAL CURRENT ASSETS         449,078         261,653
                                                                               ------------    ------------

Office and photographic equipment                                                    27,984          23,511
     Less: accumulated depreciation                                                 (24,381)        (23,511)
                                                                               ------------    ------------
                                                                                      3,603              --
                                                                               ------------    ------------

Deposit                                                                               3,033           2,041
Deferred offering costs                                                                  --          20,085
                                                                               ------------    ------------
                                                                                      3,033          22,126
                                                                               ------------    ------------

                                                               TOTAL ASSETS    $    455,714    $    283,779
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Line of credit                                                            $    650,000    $    700,000
     Accounts payable                                                                93,814         105,881
     Accrued liabilities (including related party interest of
          $36,652 and $16,417 as of September 30, 2008 and
          December 31, 2007, respectively)                                          439,603         317,669
     Advances due to related party                                                1,614,660         809,150
                                                                               ------------    ------------
                                                  TOTAL CURRENT LIABILITIES       2,798,077       1,932,700
                                                                               ------------    ------------
Stockholders' deficit
     Preferred stock                                                                     --              --
     Common stock                                                                   144,343         144,093
     Additional paid-in capital                                                  12,485,890      12,485,390
     Deferred compensation expense                                                  (28,662)        (50,807)
     Accumulated deficit                                                        (15,142,449)    (14,426,481)
     Accumulated other comprehensive income                                         198,515         198,884
                                                                               ------------    ------------
                                                TOTAL STOCKHOLDERS' DEFICIT      (2,342,363)     (1,648,921)
                                                                               ------------    ------------

                                TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    455,714    $    283,779
                                                                               ============    ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss

                                                   For the Three Months Ended        For the Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                     2008             2007             2008             2007
                                                 -------------    -------------    -------------    -------------
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Sales                                            $       2,234    $       2,153    $      11,503    $       7,403

Cost of sales                                            1,644            1,141            8,737            3,791
                                                 -------------    -------------    -------------    -------------

Gross profit                                               590            1,012            2,766            3,612
                                                 -------------    -------------    -------------    -------------

Operating expenses
     Research and development                           12,758           32,706           84,476           87,951
     Selling and marketing                              51,143           45,153          155,603          126,496
     General and administrative (including
          related party consulting expenses of
          $7,551, $1,642, $22,489 and $1,642,
          respectively)                                139,163          133,916          352,020          571,293
                                                 -------------    -------------    -------------    -------------
                                                       203,064          211,775          592,099          785,740
                                                 -------------    -------------    -------------    -------------

Operating loss                                        (202,474)        (210,763)        (589,333)        (782,128)
                                                 -------------    -------------    -------------    -------------

Other Income (Expense)
     Interest income                                        --               --                6               37
     Interest expense (including related party
          interest expense of $8,738, $5,512,
          $20,234 and $10,390, respectively            (44,354)         (38,734)        (126,641)        (109,752)
     Financing costs                                        --               --               --         (128,680)
                                                 -------------    -------------    -------------    -------------
                                                       (44,354)         (38,734)        (126,635)        (238,395)
                                                 -------------    -------------    -------------    -------------

Net loss                                              (246,828)        (249,497)        (715,968)      (1,020,523)

Accumulated deficit - beginning                    (14,895,621)     (13,834,273)     (14,426,481)     (13,063,247)
                                                 -------------    -------------    -------------    -------------

Accumulated deficit - ending                     $ (15,142,499)   $ (14,083,770)   $ (15,142,499)   $ (14,083,770)
                                                 =============    =============    =============    =============

Basic and diluted net loss per share             $          --    $          --    $          --    $       (0.01)
                                                 =============    =============    =============    =============

Weighted average number of shares used
in the computation of basic and diluted net
loss per share                                     144,342,837      141,577,620      144,264,082      132,421,726
                                                 =============    =============    =============    =============

COMPREHENSIVE LOSS

     Net loss                                    $    (246,828)   $    (249,497)   $    (715,968)   $  (1,020,523)

     Foreign currency translation adjustment               786              301             (369)           2,081
                                                 -------------    -------------    -------------    -------------

     Comprehensive loss                          $    (246,042)   $    (249,196)   $    (716,337)   $  (1,018,442)
                                                 =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                          Brightec, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows

                                                                                For the Nine Months Ended
                                                                               ----------------------------
                                                                               September 30,   September 30,
                                                                                   2008            2007
                                                                               ------------    ------------
                                                                               (Unaudited)     (Unaudited)
Cash flows from operating activities

Net loss                                                                       $   (715,968)   $ (1,020,523)

     Adjustments to reconcile net loss to net cash used for
          operating activities:
               Amortization of deferred stock based compensation                     22,895           1,642
               Accrued interest on advances from related party                       20,234          10,390
               Depreciation and amortization expense                                    870              --
               Amortization of deferred financing costs                                  --          44,369
               Write-off of deferred offering costs                                  20,085              --
               General and administrative expenses associated with
                    stock based transactions                                             --          60,500
               Selling and marketing expenses associated with stock
                    based transactions                                                   --          22,500
               Financing costs associated with stock based transactions                  --         128,680
               Accrued interest on note receivable - related party                       --             (37)
     Changes in operating assets and liabilities:
          (Increase) decrease in:
               Accounts receivable                                                    3,936            (510)
               Inventory                                                           (156,908)       (153,607)
               Prepaid expenses                                                     (41,349)         (1,089)
               Deposit                                                                 (992)            744
          Increase (decrease) in:
               Accounts payable                                                     (12,067)         60,000
               Accrued liabilities                                                  101,700          43,007
                                                                               ------------    ------------
                                     Net cash used for operating activities        (757,564)       (803,934)
                                                                               ------------    ------------

Cash flows from investing activities
     Purchases of property and equipment                                             (4,473)             --
     Repayment of note receivable - related party                                        --          11,030
                                                                               ------------    ------------
                       Net cash provided by (used for) investing activities          (4,473)         11,030
                                                                               ------------    ------------

Cash flows from financing activities
     Advances received from related party                                           805,510         802,400
     Repayment of advances from line of credit                                      (50,000)             --
     Repayment of advances from related party                                            --         (19,250)
     Payment of deferred offering costs                                                  --         (20,085)
                                                                               ------------    ------------
                                  Net cash provided by financing activities         755,510         763,065
                                                                               ------------    ------------

Effects of changes in foreign exchange rates                                           (369)          2,081
                                                                               ------------    ------------

                                                       Net decrease in cash          (6,896)        (27,758)

Cash - beginning                                                                     32,464          51,836
                                                                               ------------    ------------

Cash - ending                                                                  $     25,568    $     24,078
                                                                               ============    ============

    See NOTE 13 for supplemental cash flow information.

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          Brightec, Inc. and Subsidiary
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - OPERATIONS
Brightec, Inc. ("Brightec" or the "Company") develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the "Luminescent Products"). These pigments absorb and reemit visible light producing a "glow" which accounts for the common terminology "glow in the dark." The Luminescent Products will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company's proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of "print on demand" digital technologies. The Company offers its products in sheets and rolls.

NOTE 2 - INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements at September 30, 2008 and for the three- and nine month periods then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the "Subsidiary"), a Swiss corporation. All inter-company transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been condensed or omitted in accordance with rules of the Securities and Exchange Commission (the "SEC") for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE 3 - LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company had a working capital deficit of $2,348,999 and an accumulated deficit of $15,142,449 at September 30, 2008, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec's products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

In 2006 the Company entered into a $750,000 Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow") and borrowed $650,000. During 2007, the Company borrowed an additional $50,000 under the Loan Agreement and on September 25, 2008, repaid $50,000 of the previous borrowings. As of September 30, 2008, the remaining funds available under the Loan Agreement were $100,000. See NOTE 8
- LINE OF CREDIT.

The Company's president has been funding its cash requirements as needed through unsecured, interest bearing cash advances. For the period January 1, 2008 through September 30, 2008, the spresident has made unsecured cash advances of $795,000 and paid other operating liabilities of $10,510. See NOTE 7 - RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company's operations throughout the 2008 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on its president to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that those funds will be available when the Company requires them and there is no guarantee that the president will continue such financing.

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 4 - EARNINGS (LOSS) PER SHARE
The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

                                                For the Three Months           For the Nine Months
                                                 Ended September 30,           Ended September 30,
                                            ----------------------------   ----------------------------
                                                2008            2007           2008            2007
                                            ------------    ------------   ------------    ------------
                                            (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
Warrants (weighted average)                    6,320,832       6,320,832      6,320,832       6,366,925
                                            ============    ============   ============    ============

Convertible debt (weighted average)            5,801,630       5,416,667      5,822,688       5,416,667
                                            ============    ============   ============    ============

Stock options (weighted average)              20,500,000      23,847,183     20,500,000      24,586,915
                                            ============    ============   ============    ============

NOTE 5 - INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at September 30, 2008 and December 31, 2007, respectively:

                                                                           September 30,   December 31,
                                                                               2008            2007
                                                                           ------------    ------------
                                                                           (Unaudited)       (Audited)
Raw materials                                                              $     31,942    $     23,728
Work in process                                                                 175,237         122,699
Finished goods                                                                  163,307          67,151
                                                                           ------------    ------------
                                                                           $    370,486    $    213,578
                                                                           ============    ============

NOTE 6 - INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of September 30, 2008 and December 31, 2007 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2007, 2005, 2004, 2003, 2002 and 2000. The tax returns filed for 2006 and 2001 (if permitted by statute) will need to be amended. Due to the uncertainty over the Company's ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 - RELATED PARTY TRANSACTIONS

Note Receivable - Related Party
-------------------------------
As of December 31, 2006, a note was receivable from the Company's president, who is also a director and stockholder. The note, due no later than December 31, 2011, bore interest at a fixed rate of 5.05% and was full-recourse. Interest on the note was accrued quarterly and due annually. During the nine month period ended September 30, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $0 and $37 for the three- and nine month periods ended September 30, 2007, respectively.

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)


Advances due to related party
-----------------------------
At December 31, 2007, the Company owed its president $809,150 in connection with unsecured cash advances made by him to the Company. During the three- and nine month periods ended September 30, 2008, he made advances to the Company of $275,114 and $805,510, respectively, of which $114 and $10,510, respectively, were for costs incurred by the Company that he paid for personally. During the three- and nine month periods ended September 30, 2008, the Company did not repay any of the outstanding advances.

All such advances bear interest at the Internal Revenue Service short term "Applicable Federal Rate" (2.36% and 3.81% at September 30, 2008 and December 31, 2007, respectively) calculated and accrued monthly. As of September 30, 2008 and December 31, 2007, accrued interest owed on the unsecured cash advances was $36,652 and $16,417, respectively. Interest expense incurred for the three- and nine month periods ended September 30, 2008 and 2007 was $8,738, $5,512, $20,234 and $10,390, respectively.

Consulting agreement
--------------------
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company's common stock on the aforementioned date. For the three- and nine month periods ended September 30, 2008 and 2007, the Company recognized non-cash consulting expense of $7,551, $1,642, $22,489 and $1,642, respectively, related to the consulting agreement. At September 30, 2008 and December 31, 2007, no monies were owed to this stockholder.

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

As of September 30, 2008 and December 31, 2007, the outstanding balance on the line of credit was $650,000 and $700,000, respectively. Interest expense was $35,612, $33,222, $106,390 and $99,362 for the three- and nine month periods ended September 30, 2008 and 2007, respectively.

NOTE 9 - ACCRUED EXPENSES
At September 30, 2008 and December 31, 2007, accrued expenses consisted of the following:

                                                                          September 30,   December 31,
                                                                              2008            2007
                                                                          ------------    ------------
                                                                           (Unaudited)     (Audited)
Executive officer compensation                                            $    300,000    $    187,500
Professional fees                                                               51,341          47,554
Employee compensation                                                           30,000          35,000
Interest (including related party interest of $36,652 and $16,714
     as of September 30, 2008 and December 31, 2007, respectively)              48,152          28,306
Payroll and other taxes                                                          9,979          13,896
Purchases                                                                           --           4,772
Other                                                                              131             641
                                                                          ------------    ------------

                                                                          $    439,603    $    317,669
                                                                          ============    ============

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

NOTE 10 - CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding
-------------------------------------------------------------------
Under the Company's charter, 245,000,000 shares of $0.001 par value common stock are authorized. As of September 30, 2008 and December 31, 2007, 144,342,837 and 144,092,837 shares of common stock, respectively, were issued and outstanding.

Number of Shares of Preferred Stock Authorized, Issued and Outstanding
----------------------------------------------------------------------
5,000,000 shares of "blank check" preferred stock are authorized under the Company's Articles of Incorporation. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company's Certificate of Amendment to its Articles of Incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There were no shares of preferred stock issued and outstanding at September 30, 2008 or December 31, 2007.

Issuances of Common Stock
-------------------------
On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. ("Agoracom") as payment under an Investor Relations Agreement (the "IR Agreement"). The 250,000 shares of common stock were issued on March 28, 2008. Agoracom was supposed to receive an additional 200,000 shares of common stock on September 17, 2008, however, due to certain marketing delays, Agoracom agreed to suspend the IR Agreement for six months. The Company expects to restart the IR Agreement no later than the first quarter of 2009, at which time the status of the 200,000 shares of common stock will be determined.

Deferred Compensation Expense
-----------------------------
As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of September 30, 2008 and December 31, 2007, the unamortized balance of deferred compensation, related to the consulting contact with the significant stockholder was $28,318 and $50,807, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of September 30, 2008, the unamortized balance of deferred compensation, related to the IR Agreement was $344.

As of September 30, 2008 and December 31, 2007, the unamortized balance of deferred compensation expense was $28,662 and $50,807, respectively.

NOTE 11 - COMMITMENT
The Company entered into a new three-year operating lease for its office space effective July 1, 2008, expiring on June 30, 2011. The annual rent is $33,600 in the first year, $35,000 in the second year and $36,400 in the third year. In addition to the standard lease terms, the landlord has agreed to re-carpet and re-paint the occupied space.

The required security deposit increased from $2,041 to $3,033. At the end of the initial three-year term, the Company has the option to extend the lease (the "Extension Option") for an additional three-year term by giving the landlord

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

nine months advance notice of its intent to do so. Upon the commencement of the Extension Option, the monthly rent will be equal to the fair market rent for the premises but not less than the rent for the most recent term increased by $1 per square foot per year.

As of September 30, 2008, the minimum required lease payments under the new operating lease, are as follows:

                                Twelve month
                                period ended             Amount
                             ------------------       ------------
                             September 30, 2009       $     33,950
                             September 30, 2010             35,350
                             September 30, 2011             27,300
                                                      ------------
                                                      $     96,600
                                                      ============

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS
On January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The Company does not anticipate that the adoption of this pronouncement will have a material impact on its financial condition or results of its operations.

On January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115," which permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of this standard has had no effect on the Company's financial position or the results of its operations.

In December 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141(R), "Business Combinations (revised 2007)." SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with the main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141(R) on January 1, 2009; however, the Company does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent's equity. The noncontrolling interest's portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009; however, it does not anticipate that the adoption will have a material impact on its financial condition or results of its operations.

In February 2008, the FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157," which delays the effective date of SFAS No. 157 until January 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 161 gives financial statement users better information about the

                          Brightec, Inc. and Subsidiary
        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged, but not required. The Company will adopt SFAS No. 161 as of January 1, 2009; however, it does not anticipate that the adoption of SFAS No. 161 will have a material effect on its financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 For the Nine Months Ended
                                                                --------------- ------------
                                                                September 30,   September 30,
                                                                    2008            2007
                                                                ------------    ------------
                                                                 (Unaudited)    (Unaudited)
Supplemental disclosure of cash flow information

   Cash paid during the period for interest                     $    106,783    $    110,113
                                                                ============    ============

Non-cash activities

   Issuance of common stock related to investor relations
          agreement                                             $        750    $         --
                                                                ============    ============

   Issuance of warrants related to private placements           $         --    $      4,244
                                                                ============    ============

   Issuance of common stock for services                        $         --    $     60,000
                                                                ============    ============

   Issuance of common stock in satisfaction of accrued
          liabilities - related party                           $         --    $    150,000
                                                                ============    ============

   Issuance of common stock in satisfaction of advances
          from related party                                    $         --    $    210,000
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

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-KSB for the year ended December 31, 2007. There have been no material changes to our critical accounting policies as of and for the three- and nine month periods ended September 30, 2008.

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

Products that we introduced by the end of the 2007 included a line of new and improved printing quality inkjet sheets of different formats, which are being sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and "flexo" for the commercial printing market. Offset printing refers to the printing technique where an inked image is transferred from a plate to a rubber blanket, and then to a printing surface. "Flexo," and industry term, refers to the printing method whereby a print is made by creating a positive mirror master of the image as a 3D relief. A measured amount of ink is put on the surface of the printing plate. The print surface then rotates, contacting the print material which transfers the ink.

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

We continued to build our inventory in the second quarter of 2008 in anticipation of generating 100% of our marketing materials in the third quarter to be used in a major sales and marketing effort that we plan to begin in the fourth quarter of 2008. These marketing materials, some of which were professionally printed in September 2008, will shorten our marketing cycle as we will be able to present any of our products on demand. We will also have our cost structure in place in the fourth quarter of 2008 so that we can quote the customer on demand.

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

In order to fund this effort, the Company intends to attempt to raise funds through the issuance of debt and/or equity. Until we can raise the necessary capital, the primary funding of our sales and marketing effort will come from our president, as long as he has the funds available to do so. Due to the recent turmoil in the global economy, it is uncertain that those funds will be available when we require them and there is no guarantee that the president will continue such financing.

If those funds should become unavailable, we would need to curtail our sales and marketing effort or focus on fewer target markets until we are successful and alternative funding is found.

ABILITY TO CONTINUE AS A GOING CONCERN
We have a working capital deficit of approximately $2,349,000, an accumulated deficit of approximately $15,142,000 at September 30, 2008 and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional debt and/or equity financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a "going concern" qualification in their auditor's report for the year ended December 31, 2007. Such a "going concern" qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options; however, until we identify alternative sources of funding, we will be totally dependent on our president to fund our operations. We do not have any current plans to access typical sources of credit until our sales volume increases and we have no plans to make significant investments in property, plant or equipment. Our president has made $830,000 in unsecured cash advances to us through November 7, 2008 and we anticipate receiving significant additional unsecured advances from our president for the remainder of fiscal 2008 as well as into fiscal 2009 as we begin our previously discussed sales and marketing efforts.

There can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms. Our ability to continue to operate as a going concern is primarily dependent upon our ability to generate the necessary debt and/or equity financing to effectively market and produce our products, to establish profitable operations and to generate positive operating cash flows. If we fail to raise funds or are unable to generate operating profits and positive cash flows, there are no assurances that we will be able to continue as a going concern and we may be unable to recover the carrying value of our assets.

Due to the recent turmoil in the global economy, it is uncertain that the necessary funds will be available when we require them. We feel that we may benefit from, and take advantage of, the recent economic uncertainty. As it becomes more difficult for companies to stay in business, they will need to find more creative and unique ways to differentiate themselves from their competition. Those companies will be more open to our products as they try to maintain their market share.

We believe that we will be successful in generating the necessary financing to fund our operations through the 2008 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS

THREE- AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE- AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007

Revenues
--------
Our revenues, net of returns, allowances and discounts, for the three- and nine month periods ended September 30, 2008, were $2,234 and $11,503, respectively compared to $2,153 and $7,403 for the comparable three- and nine month periods of 2007. The increase in our revenue for the three- and nine month periods ended September 30, 2008 was due to greater sales of our Luminescent Products through our internet webstore and greater visibility of our products resulting from the redesign of our website.

For the nine month period ended September 30, 2008, the increase in our revenue was due to an increase in the number of commercial sales we made and because of a specialized promotional product that we manufactured and delivered in the first quarter of 2008.

During the third quarter of 2008 we had no commercial sales of our Luminescent Products as we concentrated on building our inventory in anticipation of producing our marketing samples for our previously discussed sales and marketing effort planned for the fourth quarter.

Gross Profit
------------
Our gross profit was $590 (26.4%) and $2,766 (24.0%) for the three- and nine month periods ended September 30, 2008, respectively, compared to a gross profit of $1,012 (47.0%) and $3,612 (48.8%) for the comparable three- and nine month periods in fiscal 2007. The decrease in our gross profit for the three month period ended September 30, 2008 was due inventory shrinkage caused by an overestimate of our finished goods inventory at June 30, 2008.

The decrease in our gross profit for the nine month period ended September 30, 2008 was due to the aforementioned inventory shrinkage and cost overruns with respect to the specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Research and Development Expenses
---------------------------------
Research and development expenses decreased by $19,948 and $3,475 for the three-and nine month periods ended September 30, 2008, respectively, to $12,758 and $84,476, respectively, from $32,706 and $87,951 for the comparable three- and nine month periods of 2007. The decrease for the three and nine month periods ended September 30, 2008 was primarily related to shifting our focus to our upcoming marketing effort in the fourth quarter.

The decrease for the nine month period ended September 30, 2008 was offset by specific costs incurred relating to a necessary change in the primary raw materials used in manufacturing our Luminescent Products. The change required us to change our manufacturing process.

Selling and Marketing Expenses
------------------------------
Selling and marketing expenses consist of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases. Selling and marketing expenses increased by $5,990 and $29,107 for the three- and nine month periods ended September 30, 2008, respectively, to $51,143 and $155,603, respectively, from $45,153 and $126,496 for the comparable three- and nine month periods of 2007.

The increase for the three- and nine month period ended September 30, 2008 is primarily related to the increased allocation of employee compensation costs to sales and marketing as the result of relieving certain general and administrative duties from our sales and marketing staff. Those general and administrative duties were shifted to an outside accounting consultant. The increase is also attributable to higher material costs to produce our sales and marketing samples with our new raw materials.

As previously discussed, we anticipate beginning a major sales and marketing effort targeting consumers that use our Luminescent Products to enhance an existing product, such as a puzzle or a game, stickers, home decoration, "skins" for electronic products, trading cards and other sports collectibles. Our sales and marketing costs will increase significantly as our marketing samples are produced in the third quarter and our sales and marketing effort begins in the fourth quarter. We anticipate that the cost of this sales and marketing effort will be approximately $500,000 to $750,000, which includes, but is not limited to, the costs to produce all of our marketing collateral and samples, travel costs, employee compensation, and website updates and revisions. We also anticipate this sales and marketing effort will extend though a significant portion of 2009. Through September 30, 2008, we have incurred approximately $35,750 in costs related to this sales and marketing effort.

General and Administrative
--------------------------
General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses increased (decreased) by $5,247 and ($219,273) for the three- and nine month periods ended September 30, 2008, respectively to $139,163 and $352,020, respectively, from $133,916 and $571,293 for the comparable three-and nine month periods of 2007.

The increase for the three month period ended September 30, 2008 is primarily related to a one-time charge to write-off deferred offering costs of $20,085 incurred in 2006 related to our Stand-By Equity Distribution Agreement, the proceeds of which we do not believe we will be able to maximize, within the proscribed time period, due to our current per-share stock price. This increase was offset by decreases in payroll and payroll related costs due to higher allocations to selling and marketing.

The decrease for the nine month period ended September 30, 2008 is primarily due to a change in salary allocation to allocate more employee compensation costs to selling and marketing and research and development. In addition, we incurred non-recurring legal and accounting fees in the first quarter of 2007 related to our amended quarterly and annual reports filed with the SEC. The first quarter of 2007 also included the amortization of deferred financing costs related to our Loan and Security Agreement (the "Loan Agreement") with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust ("Ross/Fialkow").

General and administrative costs include consulting fees of $7,551, $1,642, $22,489 and $1,642 for the three- and nine month periods ended September 30, 2008, related to a two-year consulting contract with a significant stockholder, commencing on September 11, 2007.

OTHER INCOME (EXPENSE)

Interest Income
---------------
For the three- and nine month periods ended September 30, 2008 and 2007, interest income was $0, $0, $6, and $37, respectively. Interest income for the three- and nine month periods ended September 30, 2008 was derived from a security deposit that was refunded to us, that related to our utilities. Interest income for the comparable periods of 2007 was dependent on the outstanding balance of a note receivable from our president. As of March 31, 2007, the entire outstanding balance of the note receivable was paid in full. We do not have any other sources from which we derive interest income and we do not currently anticipate recognizing any future interest income.

Interest Expense
----------------
For the three- and nine month periods ended September 30, 2008 and 2007, interest expense was $44,354, $38,734, $126,641, and $109,752, respectively.
Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from our president.

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

As a result of the modifications, we recognized financing costs of $128,680 for the nine month period ended September 30, 2007.

For the three- and nine month periods ended September 30, 2008 and 2007, we incurred interest of $35,389, $33,222, $106,390, and $99,362, respectively, on our Loan Agreement with Ross/Fialkow. We also incurred interest on cash advances from our president of $8,738, $5,512, $20,234 and $10,390, respectively. For the three- and nine month periods ended September 30, 2008 and 2007, we incurred other miscellaneous interest costs of $4, $0, $17 and $0, respectively.

Income Taxes
------------
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES AS OF SEPTEMBER 30, 2008
Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. Our net working capital deficit at September 30, 2008 was $2,348,999 compared to a deficit of $1,671,047 as of December 31, 2007.

The current financing for our operations is derived solely from unsecured, interest bearing cash advances from our president. While we believe that he will be able to continue funding our operations, there is no guarantee that he will have the ability to continue to do so. In light of the recent economic turmoil in the global credit markets, our president may not be able to fund our operations on a timely basis to enable us to take advantage of various economic opportunities. We do have the ability to borrow $100,000 under our Loan Agreement with Ross/Fialkow (see NOTE 8 - LINE OF CREDIT in the notes to our condensed consolidated financial statements included in this Form 10-Q); however, it is inadequate based on our current and estimated future funding requirements.

Due to the recent turmoil in the global economy, it is uncertain that the necessary funds will be available when we require them. We feel that we may benefit from, and take advantage of, the recent economic uncertainty. As it becomes more difficult for companies to stay in business, they will need to find more creative and unique ways to differentiate themselves from their competition. Those companies will be more open to our products as they try to maintain their market share.

In addition, our current sales and marketing efforts will require substantial funding beyond our current operating requirements. We currently intend to attempt raising capital from various sources; however, we feel that we will be unable to attract the necessary debt and/or equity financing unless our current sales and marketing efforts are successful and until additional commercial and retail sales can be generated to demonstrate that there is a market for our Luminescent Products beyond our current limited successes.

As previously discussed, we estimate that it will require $500,000 to $750,000 in additional funding, to be used for various purposes, to make this sales and marketing effort successful. The ability of our president to fund this effort, or fund it timely, may influence how successful our sales and marketing effort is and consequently, affect our ability to attract future debt and/or equity financing for future operations.

Our authorized capital stock consists of 245,000,000 shares of common stock, of which 144,342,837 shares were issued and outstanding at September 30, 2008. The number of shares issued excludes shares of common stock to be issued upon the exercise of outstanding options and warrants.

Cash decreased to $25,568 at September 30, 2008 from $32,464 at December 31,
2007.

Net cash used for operating activities for the nine months ended September 30, 2008 was $757,564. The primary reason for the cash usage was to fund the loss for the period and build our inventory in anticipation of our upcoming sales and marketing campaign in the fourth quarter of 2008.

Net cash used for investing activities for the nine months ended September 30, 2008 amounted to $4,473 and represented the purchase of a new computer and new computer software to be used in our sales and marketing efforts.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $755,510. The net cash provided was derived from unsecured, interest bearing cash advances received from our president of $805,510 net of repayment of advances from our line of credit of $50,000.

Credit Availability
-------------------
We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 - LINE OF CREDIT of our condensed consolidated financial statements. We have borrowed $700,000 of the $750,000 available under this agreement and repaid $50,000. As of September 30, 2008, the outstanding balance under the line of credit was $650,000.

Commitments
-----------
We had no material capital expenditure commitments as of September 30, 2008.

The Company entered into a new three-year operating lease for its office space effective July 1, 2008 and expiring on June 30, 2011. The annual rent is $33,600 in the first year, $35,000 in the second year and $36,400 in the third year. In addition to the standard lease terms, the landlord has agreed to re-carpet and re-paint the occupied space.

The required security deposit increased from $2,041 to $3,033. At the end of the initial three-year term, the Company has the option to extend the lease (the "Extension Option") for an additional three-year term by giving the landlord nine-months advance notice of its intent to do so. Upon the commencement of the Extension Option, the monthly rent will be equal to the fair market rent for the premises but not less than the rent for the most recent term increased by $1 per square foot per year.

Effects of Inflation
--------------------
We believe that our financial results have not been significantly impacted by inflation and price changes. We have experienced only minimally modest increases in the cost of transporting our inventory to and between our manufacturing vendors and our warehouse and the costs of shipping our Luminescent Products to purchasers, as our vendors have added fuel surcharges to our normal shipping costs.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There were no changes in the Company's internal control over financial reporting during the third quarter of 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

Number                     Description of Exhibit
------                     ----------------------

10.30    Standard Form Commercial Lease dated September 12, 2008
         between Brightec, Inc. and William Dolan on behalf of
         Pleasant Street Realty Trusts I & II                          E-1 - E-5

 31      Certification of Chief Executive Officer and Chief Financial
         Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of
         2002 (filed herewith).                                              E-6

 32      Certification of Chief Executive Officer and Chief Financial
         Officer pursuant to 18 U.S.C. Section 1350, as adopted
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (filed herewith).                                                   E-7

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BRIGHTEC, INC.

Date:  November 13, 2008               By: /s/ Patrick Planche
                                           -------------------------------------
                                           Patrick Planche
                                           President, Chief Executive Officer,
                                           Treasurer and Chief Financial Officer