Form 10-K
period 2008-12-31
BRIGHTEC, INC
filed 2009-04-15
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 033-55254-27

BRIGHTEC, INC.

(Name of small business issuer in its charter)

Nevada	87-0438637

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8C Pleasant Street, First Floor, South Natick, MA 01760

(Address of principal executive offices, Zip code)

(508) 647-9710
(Issuer’s telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value	None

(Title of class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities Act.
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the average of the high and low sales price as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation system was $860,554 as of June 30, 2008.

The Company had 144,342,837 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2009.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Documents Incorporated By Reference - None

BRIGHTEC, INC AND SUBSIDIARY
Form 10-K
Table of Contents

Note Regarding Forward Looking Statement:

This Annual Report on form 10-K and other reports filed by Brightec, Inc, (“the Company”) from time to time with the U.S. Securities and Exchange Commission (“SEC”), as well as the Company’s press releases, contain or may contain forward-looking statements.. The information provided is based upon beliefs of, and information currently available to, the Company’s management, as well as estimates and assumptions made by the Company’s management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “may”, “should”, “anticipates”, “estimates”, “expects”, “future”, “intends”, “hopes”, “plans” or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Annual Report that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the following: the Company’s ability to raise the financing required to support the Company’s operations; the Company’s ability to establish its intended operations; fluctuations in demand for the Company’s products and services; the Company’s ability to manage its growth; the Company’s ability to develop, market and introduce new and enhanced products on a timely basis; the Company’s ability to attract customers; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed herein in Item 3, Quantitative and Qualitative Disclosures About Market Risk, and in various filings made by the Company from time to time with the SEC. Any forward-looking statements should be considered in light of those factors.

The Company files periodic reports with the SEC, as well as Current Reports on Form 8-K, proxy or information statements and other reports required of publicly held reporting companies. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains the reports, proxy and information statements, and other information that the Company files electronically with the SEC, which is available on the Internet at www.sec.gov. Further information about the Company and its subsidiaries may be found at www.brightec.com and are not considered a part of this Annual Report

PART I

Item 1.

Introduction: The Company

Brightec, Inc. (“we,” “our,” “Brightec” or the “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” Our Luminescent Products will be sold primarily as a printable luminescent film designed to add luminescence to existing and new products. Currently, we sell our product in 4”x6” sheets, 8.5”x11” sheets and 12”x18” sheets through our online store. In addition, we made the rolls of our inkjet media for sale though our online store for wide format printing. In the effort to reach a commercial market, we also made available through our webstore, solvent-based inkjet rolls (vinyl) with pressure sensitive adhesive (“PSA”) backing UV-curable inkjet sheets. At the end of 2008, the Company has decided to add to its Brightec films product offering for 2009 a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses Brightec’s films, will be manufactured in the USA and will comprise puzzles and stickers.

We use third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on our proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. We offer our products in sheets and rolls.

We incorporated on April 16, 1986 as Hyena Capital, Inc., a Nevada corporation. For the period from incorporation to August 13, 1998, we had no operations of any kind. On August 13, 1998, we acquired 100% of the then outstanding common stock of Brightec SA (formerly Lumitech SA, “Brightec SA”), a company founded in Switzerland in 1992, which had developed and patented certain luminescence technology. In 2001, we ended all research and development and other administrative activities in Brightec SA. Brightec SA is currently engaged solely in the maintenance and preservation of the patents and trademarks we utilize in connection with our Luminescent Products.

The Brightec SA was treated as a reverse acquisition for accounting purposes. On August 14, 1998, our Board of Directors authorized the change of our name from Hyena Capital, Inc. to Advanced Lumitech, Inc. On October 25, 2006, we changed our name to Brightec, Inc. We are authorized to issue 245,000,000 shares of common stock and 5,000,000 of preferred stock.

In late 1999, we relocated our headquarters, operations and management to the metropolitan Boston, Massachusetts area because we believed the United States would offer the largest market for our products. During fiscal years 2000, 2001 and 2002, we had limited operations and limited resources and had incurred substantial payables and debt primarily to outside vendors and consultants as well as creditors of Brightec SA relating primarily to research and product development costs and patent prosecution and maintenance expenses. In fiscal years 2001 and 2002, our principal efforts were focused on renegotiating and settling our obligations owed to our major creditors in exchange for cash and shares of our common stock. In the second fiscal quarter of 2002, we engaged a consultant to assist with the development of the manufacturing process for our Luminescent Products. During the first quarter of 2003, we were able to demonstrate the commercial feasibility of manufacturing our Luminescent Products relying on third-party subcontract manufacturers. In October 2003, we made our first commercial sale of our Luminescent Products, which was used as a ticket medium for Super Bowl XXXVIII held on February 1, 2004. In January 2004, we made our second commercial sale of our Luminescent Products offered in the form of inkjet paper (“Brightec Inkjet Paper”) to a major office superstore products retailer that was test marketed in approximately 600 stores nationwide, which commenced in February 2004 and ended on July 1, 2004. In 2005, we made additional commercial sales of the our Luminescent Products, which was sold to a major poster board and inkjet paper distributor that introduced a “Glow-in-the-Dark Sign Kit” to a major office superstore and to a mass-market retailer and two Brightec Inkjet Paper packs to a major computer retailer.

In 2006 and 2007, our efforts were focused on decreasing product costs and widening product offerings. In order to meet the needs of the graphic industry, we have been developing products for a variety of print methods, for example offset, UV-curable inkjet, solvent-based inkjet, and flexo, in several sizes and with other backing options, specifically PSA. The objective is to offer a wide range of product types in standard sizes, in stock and readily available.

At the end of 2008, the Company has decided to add to its Brightec films product offering a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses Brightec’s films, manufacture in the USA and will comprise puzzles and stickers. The Company did a small market test at the end of the fourth quarter 2008 during the holiday season and intend to further its tests in first quarter 2009 before fully committing to the launching of this new product line.

Our ability to manufacture, market and sell our Luminescent Products is dependent upon our successful raising of additional capital, as described in “Management’s Discussion and Analysis - Liquidity and Capital Resources. This contingency, among others, raises substantial doubt about the Company’s ability to continue as a going concern. See also Part I, Item 1a - “Risk Related to the Company’s Business.”

Our Products

Brightec’s Luminescent films & Papers

We market and sell graphic quality printable luminescent films. These films incorporate luminescent or phosphorescent pigments and are based on our proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Brightec Inkjet Paper version of our Luminescent Products is typically referred to as “paper” although it is an all-plastic construction.

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

We launched our new website in September 2007 and we began to introduce our new product line shortly thereafter. We introduced a new product line every subsequent month. All of our currently planned products were introduced to the market by the end of 2007. By the end of 2007, we added for sale in our online store, UV-Curable inkjet sheets and wide format inkjet rolls, and expect to enhance our offerings to include both flexo and solvent inkjet rolls with repositionable and PSA backings.

By the end of 2008, we completed our commercial line, adding sheets of offset paper backed product and rolls of flexographic pressure sensitive adhesive backed films. The Company is planning to add an additional luminescent film product next year for the digital laser printing market. After it will introduce the digital laser offering, the Company believes it will have an offering of luminescent sheet and roll that fits all the major commercial and digital printing needs for the graphic industry.

Brightec’s new PlayGlo™ Product line

The Company planes to market and sell children puzzles and children stickers under the brand name PlayGlo™. This will be the first offering of a finished product designed for the retail market. The PlayGlo™ puzzles and stickers are designed using Brightec’s luminescent films and papers. We expect that our PlayGlo™ puzzle and sticker product line will be available for sale in a number of different versions.

We expect launching this new product line during Q2 or Q3 2009.

Marketing and Sales Strategy

Brightec’s Luminescent films & Papers

We are market our products through a direct sales effort by our President, one of our full-time employees and several consultants who are stockholders of the Company. Our objective is to sell our Luminescent Products into the growing market for digital printing and specialty graphic media, as well as to penetrate the broad market for commercial printing media. We believe our products will compete favorably with existing products because we believe our products solve the luminescent industry’s long-standing problems of poor graphic quality and low luminescent performance.

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

We were not able to introduce as many products as planned for the fourth quarter of 2007 because of necessary changes in the manufacturing process due to increases in raw material, manufacturing and converting costs. Unfortunately, these changes resulted in inferior product runs, which produced materials that were not of the quality necessary for the commercial marketplace. The result was a yield of limited quantities of good products for sale.

As we continue to develop new and existing products, we are building a database of potential customers, evaluating their needs, and beginning initial discussions with certain prospects. As new products are added to the webstore, we plan to increase or marketing of such webstore increased effort will be made towards marketing the webstore.

We believe we will have to begin selling our products to key first-in-category prospects at a very low gross margin to enable us to start building revenue and increasing product visibility, while simultaneously working to lower product cost and improve our gross margin.

Additional sales and marketing activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.” See also Part I, Item 1a - “Risk Related to the Company’s Business.”

Brightec’s New PlayGlo™ Product Line

We plan to market our PlayGlo™ product line through representative firms that sell to small retail stores, such as toys stores, books stores and gift stores. Our objective is to begin selling our PlayGlo™ product line into the U.S. Northeastern region stores first, than expend to the other U.S. regions and ultimately to foreign countries. We plan to launch this new product line during second quarter or third quarter 2009.

Research and Development

Brightec’s Luminescent films & Papers

During 2000 and early 2001, our research and development efforts, which took place in Switzerland, were focused on demonstrating the application of our concept of producing graphic-quality, printable luminescent films as envisioned in our patents.

In early 2002, we were able to shift our development efforts to the United States. During 2002 and 2003, our principal development efforts were directed toward establishing the ability to have luminescent films manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs for our products. During 2006 and through the third quarter of 2007, our principal development efforts were directed toward reducing production costs for our products. In 2008 and 2007, the Company incurred research and development expenses of $127,726 and $184,655, respectively.

In 2007, we increased our research and development efforts and incurred expenses developing and testing different versions of the product intended for the graphic industry, including different printing formats and PSA’s. During 2008 there were also on-going research and development efforts focused on decreasing cost despite increased raw material and manufacturing costs.

We expect our 2009 research and development costs to be constant with those incurred during 2008

Our continued research and development activities are dependent upon our successful raising of financing, as described in “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business.”

In 2008 we incurred expenses developing our new offset paper backed sheets and flexographic pressure sensitive adhesive backed films. Some research and development efforts were also focused on our on-going effort on decreasing our manufacturing costs.

Brightec’s New PlayGlo™ Product Line

In 2008 we have incurred expenses developing our new PlayGlo™ puzzle and sticker product line. We manufacture puzzles and stickers using our new offset paper backed sheets and flexographic pressure sensitive adhesive-backed films. Some research and development efforts will still be needed on an effort to decreasing the manufacturing costs of those finished product to insure that they can be fully manufactured in the USA and be market at the right retail price level.

Future research and development activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business.”

Manufacturing

Brightec’s Luminescent films & Papers and new PlayGlo™ Product line

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

During 2007, we continued our existing manufacturing process, however, we plan to explore alternative manufacturers to potentially offset increases that occurred in manufacturing during 2007.

Brightec’s New PlayGlo™ Product Line

By the end of 2008, we had demonstrated our ability to manufacture puzzles and stickers products using third-party manufacturers. We have confirmed being able to manufacture puzzles and stickers using our new offset paper backed sheets and flexographic pressure sensitive adhesive backed films, which are printed and than converted into puzzles and stickers by a third-party manufacturers. All raw materials and manufacturing services we currently require are contracted on a purchase order basis.

Future manufacturing activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business”.

Source of Raw Materials

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

Patents and Trademarks

Our wholly-owned subsidiary, Brightec SA, is the owner of all patents and trademarks we use in the operation of our business. Brightec SA received its initial patent in France in August 1997. Brightec SA’s base patent covers an optical filter process that is applicable to all types of luminescent prints (photographic, textile and decoration), as well as the products resulting from the implementation of this process. A European procedure patent has also been issued providing coverage in fourteen principal countries as well as China, Mexico and Poland.

A United States patent covering Brightec SA’s initial claim relating to its proprietary technology was issued in September 2003. Under United States patent conventions governing filings with multiple claims, Brightec SA has filed a separate patent extension application covering its second claim that was issued in April 2005 and has filed an additional patent extension application covering its third claim.

Brightec SA’s initial base patent application has been issued in 22 countries and is pending in Brazil, Canada, and Japan. All issued patents, with the exception of Poland, expire in 2016. Our patent protection in Poland expires in 2015.

Brightec SA has registered its “Brightec” and “Be Brilliant” trademarks in more than 20 countries worldwide and intends to register other trademarks, in the appropriate markets, as they are introduced.

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

Competition

Brightec’s Luminescent films & Papers

We are not aware of any competing “luminescent” product that offers the same features as our Luminescent Products. Typical “glow-in-the-dark” offerings are based on earlier generation, zinc sulfide pigments that have an initial, strongly visible glow lasting less than an hour and almost no afterglow. These products have limited applicability in the kinds of graphic printing applications for which our products are designed. We do not know of any available “glow in the dark” paper that provides a printable surface, which is suitable for producing graphic quality images.

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

There are numerous competing films and papers that are not luminescent, but that are widely used in advertising, promotional enhancement, product enhancement, packaging applications and inkjet applications of the type that we will be targeting. Many of these non-luminescent solutions are much less expensive than our offering. Typical paper cardstock and other commodity print media are available costing fractions of a cent per square inch, or in industry terms, less than $1 per “thousand square inches” and are approximately 90% below the expected offering price of our products.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars, two specialty media designed to enhance existing or new applications. These products are believed to sell for approximately 30% to 40% below the expected initial offering price for our Luminescent Products. For high volume, more cost conscious applications, zinc sulfide based “glow-in-the-dark” products, or overprinted prismatic films such as prismatic and glitter gratings will be important alternatives to our products. These are typically offered at prices, which are believed to be approximately 50% to 60% below the expected pricing for our products.

Existing companies currently offer competing films and papers at established price levels, which are likely to materially influence our product pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than we do, and have been established and known in the specialty and inkjet paper field for a number of years. See Part I, Item 1a - “Risk Related to the Company’s Business.”

As in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render our technology obsolete. We are not aware of any such competing technology under development or which has been developed.

Brightec’s New PlayGlo™ Product Line

We are not aware of any competing “luminescent” puzzle and sticker products that offer the same features as our PlayGlo™ products. Typical “glow-in-the-dark” offerings are based on zinc sulfide pigments inks, lightly visible outlines and almost no afterglow. These products have limited graphic and design quality. We do not know of any available “glow in the dark” puzzle or stickers producing graphic quality images by night like the PlayGlo™ product line.

These “glow-in-the-dark” puzzle and sticker offerings are offered at prices, which are believed to be similar to the expected pricing for our PlayGlo™ Product line.

Regulation

We believe there are no specific governmental regulations that target our Luminescent Products which could have a material impact our manufacture, sale or distribution.

Employees

During the period January 1, 2008 to December 31, 2008, we had three full-time employees, no part-time employees and engaged several consultants to provide specialized services and support for finance and accounting, research and development, marketing, business development and public relations.

Item 1a. Risk Factors

We Have Historically Lost Money and Losses May Continue In The Future[SY3] which could have a materiality adverse affect on our business

                    We have a history of losses. For the years ended December 31, 2008 and 2007, we incurred a net loss of $1,119,385 and $1,363,234, respectively. We had an accumulated deficit of $15,545,866 and $14,426,481 as of December 31, 2008 and 2007, respectively. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement (the “SEDA”), which we have entered into with YA Global Investments, LP, (“YA Global”). For further information regarding the SEDA, refer to NOTE 7 - CAPITAL STOCK - “Standby Equity Distribution Agreement” in the notes of our audited consolidated financial statements.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities

                    As of December 31, 2008, we had a working capital deficit of $2,744,859. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations. Any of these events would be materially harmful to our business and your entire investment could be lost. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Have A Limited Operating History Upon Which An Investor Can Evaluate Our Potential For Future Success

                    We have had fifteen commercial sales of our Luminescent Products aggregating a total of approximately $417,000; therefore, there is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. We have generated an accumulated deficit of $15,545,866 through December 31, 2008. To date, our operations have largely been limited to our effort to develop the manufacturing process for our Luminescent Products. Sales of our products may fail to achieve significant levels of market acceptance. Our business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, we may never achieve or maintain profitable operations, and we may encounter unforeseen difficulties that may deplete our limited capital more rapidly than anticipated, which may force us to curtail or cease its business operations.

We Will Require Additional Capital, And If Additional Capital Is Not Available, We May Have To Curtail Or Cease Operations

                    To become and remain competitive, we will be required to make significant investments in our infrastructure, including hiring employees to provide sales, marketing, product development and financial reporting services on an ongoing basis. Other than the SEDA with YA Global and our line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”) (see NOTE 6 - LINE OF CREDIT in the notes to our audited consolidated financial statements for the year ended December 31, 2008), we do not have any other committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to us in the future or attainable at all. If additional financing is not available on satisfactory terms, we may be unable to operate at our present level, market or sell our products, establish or maintain a system of financial controls or develop and expand our business, develop new products or develop new markets, and our operating results may be adversely affected. Debt financing, if available, increases expenses and must be repaid regardless of operating results. The availability of debt or equity financing is uncertain, and successful equity financing, including any proceeds we received under the SEDA, will result in additional dilution to our existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the questions concerning our ability to generate net income and positive cash flows from our operations indicate that we may be unable to continue as a going concern for a reasonable period of time.

The Report Of Our Independent Registered Public Accounting Firm, As Of And For The Year Ended December 31, 2008, Indicates That There Is Substantial Doubt About The Our Ability To Continue As A Going Concern

                    As of December 31, 2008, we had a working capital deficit of $2,744,859 and an accumulated deficit of $15,545,866 and recurring net losses since the inception of our business. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2008. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

                    On March 30, 2007, we entered into the SEDA with YA Global, pursuant to which we may, at our discretion, periodically sell to YA Global shares of our common stock, par value $0.001 per share for a total purchase price of up to $10 million. In order to draw down on the SEDA, we must file and have declared effective a registration statement on Form S-1 (or SB-2) (the “Registration Statement”). On January 3, 2008, we received an SEC comment letter regarding our amended Registration Statement, filed on Form SB-2/A on November 30, 2007. The Company does not intend to respond to the comment letter at this time. For more information, refer to NOTE 7 – CAPITAL STOCK – “Stand-By Equity Distribution Agreement” of our audited consolidated financial statements for the year ended December 31, 2008.

A Default By Us Under Our Loan And Security Agreement With Ross/Fialkow Capital Partners, LLP Dated January 9, 2009, May Enable Ross/Fialkow To Take Control Of Our Intellectual Property Assets

                    In June 2006, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow in the amount of $750,000 as amended on April 10, 2009. Every month, we are required to pay interest on the outstanding principal amount at the rate of 20% per year. The principal amount of the loan may be converted at any time, at the discretion of Ross/Fialkow, into shares of our common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, we would issue 6,250,000 shares of our common stock to Ross/Fialkow and these shares would carry piggy-back registration rights.

                    To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2008 was $650,000. A default by us under the Loan Agreement would enable the holders of the Loan Agreement to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations.

We Have Not Filed Our Federal Or State Corporate Income Tax Returns For Several Years Which Could Cause Us To Lose Certain Available Tax Credits And Benefits To Which We Would Otherwise Be Entitled

                    We have not filed our corporate income tax returns for the years ended December 31, 2000, 2002, 2003, 2004, 2005 or 2007. The tax returns filed for 2001 will need to be amended, if permitted by statute.

                    We may not be able to take full advantage of any operating loss deductions and/or tax credits until such time as the Company files its tax returns. The availability of these losses may be limited due to the expiration of the carryforward periods, changes in the Internal Revenue Code of 1986 as amended from time to time (the “Code”), or changes in control of the Company which may limit the amount any available loss deductions from year to year.

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

We May Be Unable To Obtain Additional Financing Which Could Affect Our Operating Performance And Financial Condition

                    As of December 31, 2008, we had $10,271 in cash and our total current assets were $303,919. As of December 31, 2008, our total current liabilities were $3,048, 778. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we attain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. We currently have no bank borrowings or other credit facilities (other than the Ross/Fialkow Loan Agreement), and we cannot guaranty that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot attain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. We estimate that we will require approximately $500,000 to fund our anticipated corporate operating expenses for the next twelve months and approximately $5,000,000 to fund our expansion plans. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to substantially curtail or cease our business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                    Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if our sales do not increase over the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

•	fund additional research and development for the development of our products;

•	fund additional marketing expenditures;

•	develop additional products;

•	enhance our operating infrastructure;

•	hire additional personnel, and/or;

•	acquire other complementary businesses or technologies.

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

•	Factors that are likely to cause our results to fluctuate include the following;

•	the gain or loss of significant customers or significant changes in the technology in our industry;

•	the amount and timing of our operating expenses and capital expenditures;

•	the timing, rescheduling or cancellation of customer’s work orders;

•	our ability to specify, develop, complete, introduce and market our products and bring them to volume production in a timely manner;

•	the rate of adoption and acceptance of new industry standards in our target markets, and/or;

•	other unforeseen activities or issues

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

                    The principal raw materials we use in connection with the manufacture of our Luminescent Products are currently purchased from one source supplier. Although we could buy from a second source for such raw material, the unavailability of such raw material cause us to curtail or cease its manufacturing operations until suitable replacement raw material was located.

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

                    Our future success depends in part on our ability to maintain patents and other intellectual property rights covering our Luminescent Products. There can be no assurance that our patents and patent applications are sufficiently comprehensive to protect our products. The process of seeking further patent protection can be long and expensive. There can be no assurance that we will have sufficient capital resources to cover the expense of patent prosecution or maintenance for our applications or existing patents or that all, or even any patents, will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to us. We have limited financial resources may limit our ability to pursue litigation in the event of an infringement on our patents, licenses or intellectual property rights.

                    We may also unintentionally infringe on the patents, licenses and intellectual property rights of others. This accidental infringement may cause us to need to defend ourselves in infringement litigation which would be costly. There is no assurance that we will have the necessary resources to successfully defend ourselves and our assets.

We Are Dependent On Our Founder, The Loss Of Whom Would Cause Us To Substantially Curtail Or Cease Our Business Operations

                    Our success is dependent upon the continued availability of our founder, Patrick Planche who serves as CEO, CFO, President and Treasurer. The unavailability of Mr. Planche or our inability to attract and retain other key employees could severely affect our ability to carry on our current and proposed business activities. We have one key man life insurance policy on Mr. Planche, of which, one of our creditors is the named beneficiary.

We Have A Limited Number Of Employees To Carry On Our Operations Which The Loss Of Any Or All Of Our Employees Could Cause Us To Substantially Curtail or Cease Our Operations and have a materiality adverse affect on our business

                    As of December 31, 2008, we had only three full-time employees and several part-time consultants. We do not have sufficient resources to hire additional employees and our continued inability to hire additional employees will have a material adverse effect on our ability to carry on and expand our business operations, which may force us to curtail our business operations.

A Significant Concentration Of Ownership Of Our Common Stock Exists Which May Impact The Probability and Timing Of A Change In The Control Of Our Company And May Deprive Our Other Stockholders From Receiving A Premium For The Sale Of Their Stock

                    Our Founder, CEO, CFO, President and Treasurer director, Patrick Planche owns a significant percentage of our outstanding common stock, approximately 26%. As a result, Mr. Planche may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although Mr. Planche has a fiduciary duty to act in our best interest, this concentration of ownership of our common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of the our common stock.

Derivative Rights To Acquire Shares Of Our Common Stock And Sales Of Our Common Stock Will Result In Significant Dilution To Other Holders Of Shares Of Our Common Stock

                    As of December 31, 2008, warrants and options to acquire a total of 26,820,832 shares of our common stock were outstanding. In addition, our SEDA enables us to sell up to $10 million of our common stock at prices discounted to the market price. The existence and/or exercise of such stock options, warrants, commitments and rights under the agreements could adversely affect the price at which shares of our common stock may be sold or the ability of the market to absorb such additional shares of our common stock if such investors decide to sell such shares and the terms on which we can obtain additional financing.

Competition In The Photographic, Commercial Printing And Home Printing Area In Which The Company Expects To Market The Luminescent Products Is Intense, And The Company’s Competitors Have Substantially Greater Resources Than The Company

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

                    Our common stock is traded on the Over-the-Counter Bulletin Board under the symbol “BRTE.OB.” Our common stock is thinly traded and may experience price volatility, which could affect a stockholder’s ability to sell our common stock or the price at which it may be sold. In addition, sales of our common stock can cause larger than expected price volatility when compared to similar sales of other companies. There has been and may continue to be a limited public market for our common stock. There can be no assurance that an active trading market for our common stock will be maintained. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock

                    The market for our common stock is highly volatile. The trading price of our common stock could be subject to wide fluctuations in response to, among other things:

•	quarterly variations in our operating and financial results;

•	announcements of technological innovations or new products by our competitors or us;

•	changes in prices of our products and services or our competitors’ products and services;

•	changes in our products mix

•	changes in our revenue and revenue growth rates, and/or;

•	marketing and advertising

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

Market Volatility May Affect Our Stock Price, and the Value of a Stockholder’s Investment in Our Common Stock May be Subject to Sudden Decreases

                    The trading price for the shares of our common stock has been, and we expect it to continue to be, volatile. The trading price of our common stock depends on a number of factors, including the following, many of which are beyond the our control: (i) our historical and anticipated operating results, including fluctuations in financial and operating results; (ii) the market perception of luminescent films; (iii) general market and economic conditions; (iv) announcements of technological innovations or new products by us or our competitors; (v) developments concerning our contractual relations with our executive officers, executive management; and (vi) announcements regarding significant collaborations or strategic alliances.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

                    Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

•	With a price of less that $5.00 per share

•	That are not traded on a “recognized” national exchange, and;

•

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

Possible Issuance Of Preferred Stock Could Adversely Affect the Position of Holders of Common Stock

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

Item 1b. Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2. Properties

The Company was leasing its corporate office space at 8C Pleasant Street, South Natick, Massachusetts as a tenant-at-will. The Company entered into a new three-year operating lease for its office space effective July 1, 2008, expiring on June 30, 2011. The annual rent is $33,600 in the first year, $35,000 in the second year and $36,400 in the third year.

The facilities are adequate for our current use. However, the hiring of additional employees and/or the introduction of our products to the market will cause us to need to look for replacement facilities adequate for our anticipated expansion.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our authorized capital stock consists of 245,000,000 shares of $0.001 par value common stock, of which 144,342,837 shares were issued and outstanding as of April 14, 2009 and 5,000,000 shares of $0.001 par value preferred stock, none of which were issued and outstanding.

Dividends

We have never paid cash dividends on our common stock and we do not intend to do so in the foreseeable future. We currently intend to retain our earnings for the operation and expansion of our business. Our continued need to retain earnings for operations and expansion is likely to limit our ability to pay future cash dividends.

Market Information

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “BRTE.OB.” The following table lists the high and low sales prices for our common stock for the periods indicated. The prices represent quotations between dealers without adjustment for retail markups, markdowns, or commissions and may not represent actual transactions.

	2008		2007

	High	Low	High	Low

First quarter	$0.100	$0.040	$0.070	$0.040
Second quarter	0.100	0.045	0.060	0.030
Third quarter	0.100	0.030	0.050	0.030
Fourth quarter	0.080	0.038	0.040	0.041

Holders

There were approximately 717 holders of record of our common stock as of April 13, 2009. On April 13, 2008, the reported last sale price of our common stock on the OTCBB was $0.002 per share.

Sales of Unregistered Securities

There were no transactions during the quarter ended December 31, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, certain information relating to our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)

Equity compensation plan approved by stockholders	20,500,000	(1)	$0.117	29,500,000

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

ITEM 6 Selected Financial Data

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We develop and market luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and re-emit visible light producing a “glow” which accounts for the common terminology “glow in the dark”. Our Luminescent Products have been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of “print on demand” digital technologies. We currently expect to offer our products in sheets and rolls.

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

We launched our new website in September 2007 and we began to introduce our new product line shortly thereafter. We anticipated introducing a new product line every subsequent month and having all of our currently planned products introduced to the market by the end of 2007. However, due to a manufacturing complication, we were forced into re-working our manufacturing process, which caused us not to be able to introduce all of the new product lines that we had anticipated.

At the end of 2008, the Company has decided to add to its Brightec films product offering for 2009 a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses Brightec’s films, will be manufactured in the USA and will comprise puzzles and stickers.

Going Concern Consideration

We had a working capital deficit of $2,744,859 and an accumulated deficit of $15,545,866 at December 31, 2008, and recurring net losses since inception. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2008. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In addition, for the period January 1, 2009 through April 7, 2009, our president advanced us $33,000.

Critical Accounting Policies

This section entitled addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these statements requires us to make judgments, estimates and assumptions at a specific point in time that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. We believe that the following accounting policies are critical to the preparation of our consolidated financial statements and other financial disclosures. The following is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of our audited financial statements.

Revenue Recognition

We generally recognize revenue upon product shipment or when title passes and when collection is probable.

Accounts and Notes Receivable

Accounts receivable are recorded net of an allowance for doubtful accounts based upon our analysis of the collectability of the balance.

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

Stock Based Compensation

We account for stock option awards granted to officers, directors and employees under the recognition and measurement principles of SFAS No. 123(R) – “Share Based Payment” (SFAS No. 123(R)) utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Revenues

Our total revenue decreased 15.8% or $2,639 in 2008 to $14,058 from total revenue in 2007 of $16,697. The decrease in revenue was primarily due to fewer sales of our products in 2008. In 2008, we made only one commercial sale of our Luminescent Products, where as in 2007, we made three commercial sales of the Luminescent Products.

We were not able to introduce as many products in the fourth quarter of 2007 as we had planned due to a necessary change in the manufacturing process. This change resulted in increases in the costs of both raw materials and manufacturing. It also resulted in new tests for our converting process (PSA, sheeting, small rolls, etc.).

Gross Profit

Our gross profit was $4,374 (31.1%) in 2008 and $10,406 (62.3%) in 2007. The decrease in our gross profit was primarily due to the increased cost of our raw material.

Research and Development Expenses

In 2008, total research and development expenses decreased by 30.8% or $56,929 to $127,726 from total research and development expenses in 2007 of $184,655. The decrease was also attributable to fewer manufacturing trial runs and the use of fewer supplies related to our efforts to reduce the manufacturing cost of our Luminescent Products.

Selling and Marketing Expenses

Selling and marketing expenses consist of payroll, costs to upgrade and redesign our website, travel and fees paid in connection with promotional activities, press releases and stockholder communications. In 2008, total selling and marketing expenses increased by 29.6% or $64,925 to $284,109 in 2008 from $219,184 in 2007.

General and Administrative

In 2008, total general and administrative expenses decreased by 33.3% or $230,609 to $460,853 from total general and administrative expenses in 2007 of $691,462. General and administrative expenses consist primarily of the compensation of the executive officer, rent, consultants and legal and accounting costs Decreases in general and administrative expenses in 2008 include a change in salary allocation to allocate more employee compensation costs to selling and marketing and research and development expense.

Inventory Reduction

The Company wrote down inventory by $85,000 for items that it does not expect to utilize during the next twelve months. The items identified will not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo products. In accordance with Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses.

Financing Costs

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

As a result of the revaluations, we recognized financing costs of $128,680 in 2007. See a further discussion in NOTE 7 – CAPITAL STOCK - “Warrants” in the notes to our audited financial statements.

There were no such costs incurred during 2008.

Interest Expense

On June 8, 2006, we entered into the $750,000 Loan Agreement with Ross/Fialkow with a stated interest rate of 20% per year, calculated and due quarterly. For 2008 and 2007, we incurred $139,611 and $133,279, respectively, of interest expense in connection with the Loan Agreement. See a further discussion in NOTE 6 - LINE OF CREDIT of our audited financial statements and Liquidity and Capital Resources as of December 31, 2008, later in this section.

Interest expense incurred on amounts due to a related party was $26,425 and $16,417 for 2008 and 2007, respectively. The increase in interest expense is due primarily to the additional funds that we borrowed from such related party.

Income Taxes

The Company has not calculated the tax benefits of its net operating losses, since it does not have the required information. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Liquidity and Capital Resources

Since inception, the Company’s operations have not generated sufficient cash flow to satisfy the Company’s capital needs. The Company has financed its operations primarily through the private sale of shares of its common stock, warrants to purchase shares of the Company’s common stock and debt securities. The Company’s net working capital deficit at December 31, 2008 was $2,744,859.

Cash and cash equivalents decreased to $10,271 at December 31, 2008 from $32,464 at December 31, 2007.

Net cash used for operating activities for the year ended December 31, 2008 was $836, 280. The primary reason for the decrease was to fund the loss for the year.

Net cash used for investing activities for the year ended December 31, 2008 amounted to $4,473 and represented purchases of new equipment.

Net cash provided by financing activities for the year ended December 31, 2008 was $819,485. The net cash provided was the result of advances received from our president of $869,485 less a repayment of borrowings of $50,000 under our line of credit.

Ability to Continue as a Going Concern

We have generated minimal revenues from commercial sales of our products. To date, our operations have generated accumulated losses of approximately $15,500,000. At December 31, 2008, our current liabilities exceed our current assets by approximately $2,700,000. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we have the ability to obtain additional funds from our principal stockholders or by raising additional debt or equity securities. However, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

Our ability to continue to operate as a going concern is primarily dependent our ability to generate the necessary financing to effectively produce and market our products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

The Company has a $750,000 line of credit with Ross/Fialkow. As of December 31, 2008, the Company had a $650,000 outstanding balance under the line. The Company received a notice of default from the lender dated January 6, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009 extending the maturity date to December 31, 2009, reducing the interest rate charged to 10% effective April 1, 2009 and waiving the events of default. See NOTE 6 – LINE OF CREDIT.

Patrick Planche, the Company’s chairman, president and chief executive officer, has been funding the Company’s cash requirements as needed through unsecured advances. For the year ended December 31, 2008, Mr. Planche has made unsecured cash advances of $858,500 and paid other operating liabilities of $10,984. For the period January 1, 2009 through April 7, 2009, Mr. Planche has advanced an additional $33,000. See NOTE 3 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2009 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that the president will continue such financing.

Credit Availability

We have a $ 750,000 line of credit with Ross/Fialkow, of which $100,000 is unused. See NOTE 6 - LINE OF CREDIT of our audited financial statements, for a discussion of the major terms of the agreement.

We had no other line-of-credit facilities as of December 31, 2008.

Commitments

We had no material capital expenditure commitments as of December 31, 2008.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes. However, recent increases in fuel costs may introduce a modest increase in the cost of our products as it may become more expensive to have our raw materials shipped to our manufacturers.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements

Our financial statements, and the report of its independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., referred to in the accompanying Index to Financial Statements, are attached to this Form 10-KSB commencing on page F-2.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. (T). Controls and Procedures

Based on an evaluation of our disclosure controls and procedures required by paragraph (b) of Rule 13a-15 of the Exchange Act, as of the end of the period covered by this Annual Report, our Principal Executive Officer, and our Principal Financial Officer (one person), has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are not effective.

We have determined that we had a significant deficiency in our internal control over inventory as of the end of the period covered by this Annual Report. A significant deficiency is a deficiency, or a combination of deficiencies, that adversely affect an entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with accounting principles generally accepted in the United States (“GAAP”) such that there is a more than remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

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

MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauth orized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management evaluated our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to the existence of the following material weaknesses: (a) accurately recording day-to-day transactions, (b) the lack of segregation of duties, (c.) the approval of significant transactions in a timely manner by our Board of Directors, (d) the preparation of our financial statements and (e) the approval of significant transactions in a timely manner by our Board of Directors.

In order to remediate these weaknesses, we hired a CPA to oversee the accounting department and to coordinate the efforts of analysis and dissemination. These efforts include design changes and related monitoring of the internal control system. While there has been a tremendous improvement in the internal control system since our retention of the CPA in 2005, the system is still undergoing change in order to satisfy the requirements of appropriate internal controls. It is our intention to address accounting issues on a timely basis, and to prevent misstatement based on errors and/or lack of understanding.

Our management and Board of Directors are fully committed to the review and evaluation of the procedures and policies designed to assure effective internal control over financial reporting. It is our opinion that this addition to the internal accounting staff will assist in the establishment of an effective design and operation of the internal control system and therefore, improve the quality of future period financial reporting on a continuing basis.

This Annual Report does not include an attestation report of our independent registered public accounting firm as management’s report was not subject to attestation by the Company’s independent registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the SEC that permit the Company to present only management’s report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting identified in connection with the evaluation discussed above that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. Other Information

On March 6, 2009, the Company filed a Current Report on Form 8-K disclosing that our Board accepted the resignation of Mr. David Geffen as a member of the Board and that the Company does not intend to immediately replace Mr. Geffen.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons of the Company

During the fiscal years ended December 31, 2008 and 2007, Patrick Planche was our sole executive officer.

The positions held by each Director and executive officer of the Company as of April 13, 2009 are stated below:

Name	Age	Position with the Company

Patrick Planche	44	President, Chief Executive Officer, Treasurer and Director

Patrick Planche has been our president, Chief Executive Officer, and a director since August 1998. He is the president, a director and co-founder of our wholly owned subsidiary, Brightec SA, which was organized in 1992 and is the legal owner of the patents and trademarks we used in connection with our business.

David J. Geffen was elected as one of our directors effective April 28, 2005. During the last six years, Mr. Geffen has been the president and owner of Geffen Construction, Inc., a privately owned residential construction contracting company. Mr. Geffen resigned as a Director effective March 6, 2009.

Our by-laws provide that all directors are elected at each meeting of our stockholders. Our by-laws also provide that all officers are elected at the first meeting of the Board of Directors following the meeting of stockholders and hold office until the next Board of Director’s meeting, or until the Board of Director’s votes to remove the officer. The last annual meeting of our stockholders took place on September 25, 2006. Mr. Planche and Mr. Geffen were re-elected to additional terms until the next meeting of our stockholders.

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

Solely based on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics Policy

As of December 31, 2008, we had yet to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Beginning in the second quarter of 2007, we initiated the process of examining our corporate governance and other policies and procedures that will relate to a larger enterprise at such time as it is able to attract additional members to our Board of Directors. That process was temporarily suspended due the concentration of our efforts to introduce our new products to the market, which occurred in the third quarter of 2007. As of December 31, 2008, we have not resumed our examination related to adopting a code of ethics. Upon the resumption of this examination. The Company Really we will adopt a code of ethics applicable to all directors, officers and employees.

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

Compensation Philosophy – We has not developed a formal plan for the compensation of our management, as our primary focus, and application of working capital, has been the development of our products and markets. In structuring any compensation program for management, however, we will seek to establish compensation policies that provide management with a performance incentive, and that align the interests of senior management with stockholder interests. Such program will include salary and annual incentives as its basic components and, in establishing the total amount and mix of these components of compensation, we expect to consider the past performance and anticipated future contribution of each executive officer.

Compensation of Executive Officers – We review the salaries of our executive officers annually. We have not considered compensation levels for comparable positions at similar companies in determining compensation levels for management. Instead, compensation levels for executive officers have been based on our assessment of our liquidity and corresponding ability to compensate its executive officers at any level. There are no employment contracts or agreements in effect for any officer.

Annual Incentives – There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2008.

Compensation of the Chief Executive Officer – We determined Mr. Patrick Planche’s salary for fiscal year ended December 31, 2008 based upon our working capital limitations, and was not intended to reflect our view of his value to the Brightec.

Item 10. Executive Compensation

Director Compensation

The Company does not currently pay cash or other compensation to its directors.

Summary Compensation Table

The following table sets forth the aggregate cash compensation incurred by the Company with respect to the fiscal years ended December 31, 2008 and 2007 to the Chief Executive Officer (the “Named Executive Officer”).

	Year	Salary	Stock Awards Bonus	Non-Equity Incentive Plan Compentation Option Awards[1]	Non Qualified Deferred Compensation Earnings All Other Compensation[2]	Total

Patrick Planche, President
Chief Executive Officer	2008	$150,000	$—	$—	$26,425	$176,425
and Chief Financial Officer	2007	$150,000	$—	$—	$16,417	$166,417

1 Related to interest payable on short-term cash advances made to us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Patrick Planche	12,000,000	—	—	$0.12	April 28, 2015

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Other

As of December 31, 2008, a loan with a principal balance of $1,678,635 was due by the Company to Patrick Planche.

Stock Options

1999 Stock Option Plan – Our 1999 stock option/stock issuance plan (the “1999 Plan”) provided for the grant by us of options, awards or rights to purchase up to 5,000,000 shares of our common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the year ended December 31, 2006. With the approval of the 2006 Stock Incentive Plan (described below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

2006 Stock Incentive Plan – On September 25, 2006, at a special meeting of our stockholders, the 2006 Stock Incentive Plan (the “2006 Plan”) was approved. An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

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

The Board of Directors did not approve any award grants under the 2006 Plan during the year ended December 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s common stock owned as of April 9, 2008 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company’s common stock (ii) each of the Company’s directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares of the common stock indicated.

Directors and Named Executive Officers[3]	Number of Shares Owned[4]	Percentage Ownership[2]

Patrick Planche	49,621,252[5]	31.74%
All executive officers and directors as a group (1 person)	49,621,252[6]	31.74%[8]

Additional 5% Stockholders
David J. Geffen	20,495,203[7]	14.20%
Jeffrey A. Stern	9,864,168[8]	6.83%
James J. Galvin and Peggy Galvin	8,857,145	6.14%
Jose Canales la Rosa	7,573,500[9]	5.25%

All executive officers, directors and 5% stockholders as a group	96,411,268[10]	61.67%[8]

3 Unless otherwise indicated, the address of each person listed is c/o Brightec, Inc., 8C Pleasant Street, First Floor, South Natick, MA 01760.

4 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of April 9, 2008 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person.

5 Represents (i) 37,621,252 shares of common stock and (ii) 12,000,000 shares of common stock issuable upon the exercise of options issued under the Company’s 2006 Plan.

6 Includes 12,000,000 options issued under the Company’s 2006 Plan.

7 The shares of common stock beneficially owed by Mr. Geffen include 3,000,000 shares of common stock owned of record by Geffen Construction Profit Sharing Plan, of which Mr. Geffen is the primary beneficiary.

8 Includes 5,335,000 shares of common stock owned by the Jeffrey Stern Revocable Trust.

9 Includes 6,536,000 shares of common stock owned of record by Holding Canales b.v. Jose Canales la Rosa is the majority stockholder of Holding Canales b.v. and is deemed the beneficial owner of all shares owned of record by Holding Canales b.v. Mr. Canales la Rosa is also the beneficial owner of 937,500 shares of common stock owned of record by Luminescent Europe Technologies b.v., a Netherlands company. Mr. Canales la Rosa is a former director of the Company.

10 Includes 12,000,000 options issued under the Company’s 2006 Plan.

Item 12. Certain Relationships and Related Transactions and Director Independence

During 2008, we received advances of $869,485 from Mr. Planche. At December 31, 2008, we owed him $1,678,635 in connection with advances he made to us. All such loans bore interest at the Internal Revenue Service short-term “Applicable Federal Rate,” compounded monthly (1.36% at December 31, 2008). During 2008, we recognized interest expense of $26,425. Through April 7, 2009, Mr. Planche has made additional advances of $33,000.

On September 11, 2007, we issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of our common stock on September 11, 2007, the date the Board of Director’s corporate resolution to enter into the contract and issue the shares.

We do not have any independent directors.

The consulting contract is being amortized over its stated term. As a result, we recognized $30,041 of stock based compensation in 2008.

The following director is not independent: Patrick Planche.

Item 13. Exhibits

The following exhibits are filed as part of this Annual Report:

EXHIBIT NUMBER	DESCRIPTION

3.1

Articles of Incorporation of Advanced Lumitech, Inc. and all amendments and modifications thereto, filed with the Secretary of State of the State of Nevada as of March 29, 1999 (filed as Exhibit 3.1 to the our 1998 Form 10-K).

3.2	By-laws of Advanced Lumitech, Inc. (filed as Exhibit 3.2 to our 1998 Form 10-K).

4	Specimen Certificate representing the Company’s common stock (filed as Exhibit 4 to our 1998 Form 10-K).

10.1

Merger Agreement dated as of August 12, 1998, by and among the Company, Lumitech, S.A. and Patrick Planche, pursuant to which the Company acquired 100% of the issued and outstanding shares of the common stock of Lumitech, S.A. (filed as Exhibit 10.1 to our 1998 Form 10-K).

10.2

Patent Assignment Agreement respecting the Company’s luminescence technology dates as of January 16, 1996, as amended on March 31, 1999, between Jacques-Charles Collett and Lumitech S.A. (formerly known as OTWD On Time Diffusion S.A.) (filed as Exhibit 10.2 to our 1998 Form 10-K).

10.3

Agreement dated as of March 31, 1999, between Lumitech, S.A. and Luminescence Europe Technologies b.v. (the “Netherlands Affiliate”), providing for the termination for all rights and interests of the Netherlands Affiliate with respect to the Company’s luminescence technology (filed as Exhibit 10.3 to our 1998 Form 10-K).

10.4

Socol Agreement dated as of March 31, 1999, between the Company and Socol S.A., pursuant to which Socol disclaims any interest in the Company’s Luminescence product technology (filed as Exhibit 10.4 to our 1998 Form 10-K).

10.5	Credit Agreement dates as of August 6, 1997, as amended on September 9, 1998, between Lumitech, S.A. and Credit Suisse (filed as Exhibit 10.5 to our 1998 Form 10-K).

EXHIBIT NUMBER	DESCRIPTION

10.6

Agreement dated as of December 28, 1998, between Lumitech, S.A. and Lumi Corp., providing for the termination of all rights and interests of Lumi Corp. with respect to the Company’s luminescence technology (filed as Exhibit 10.6 to our 1998 Form 10-K).

10.7	Lease dated March 1, 2004 by and between 6-8 Pleasant Street Realty Trust and Advanced Lumitech, Inc. for corporate office space in South Natick, MA (filed as Exhibit 10.7 to our 2003 Form 10-KSB).

10.8	Redemption agreement dated December 22, 2004, between Advanced Lumitech, Inc. and Patrick Planche for the redemption of 77,620 shares of common stock (filed as Exhibit 10.8 to our 2006 Form 10-KSB).

10.9	Redemption agreement dated April 6, 2005, between Advanced Lumitech, Inc. and David Geffen for the redemption of 15,767,145 shares of common stock (filed as Exhibit 10.9 to our 2006 Form 10-KSB).

10.10	Redemption agreement dated August 23, 2005 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 583,334 shares of common stock (filed as Exhibit 10.10 to our 2006 Form 10-KSB).

10.11	Redemption agreement dated December 21, 2005 between Advanced Lumitech, Inc. and David Geffen for the redemption of 500,000 shares of common stock (filed as Exhibit 10.11 to our 2006 Form 10-KSB).

10.12	Redemption agreement dated January 27, 2006 between Advanced Lumitech, Inc. and Francios Planche for the redemption of 195,834 shares of common stock (filed as Exhibit 10.11 to our 2006 Form 10-KSB).

10.13	Redemption agreement dated May 12, 2006 between Advanced Lumitech, Inc. and Francois Planche for the redemption of 208,334 shares of common stock (filed as Exhibit 10.11 to our 2006 Form 10-KSB).

10.14

March 15, 2007 Amendment and Allonge to Convertible Line of Credit Note dated June 8, 2006 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.11 to our 2006 Form 10-KSB).

10.15	Standby Equity Distribution Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.1 to our Form 8-K filed on April 3, 2007).

10.16	Placement Agent Agreement, dated March 30, 2007, by and between Brightec, Inc. and Newbridge Securities Corporation (filed as Exhibit 10.2 to our Form 8-K filed on April 3, 2007).

10.17	Registration Rights Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.3 to our Form 8-K filed on April 3, 2007.

10.18	Press Release (filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 3, 2007.

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

10.21

Stock Purchase Warrant dated June 8, 2006 from Brightec, Inc. f/k/a/ Advanced Lumitech, Inc. to Ross/Fialkow Capital Partners, LLP, Trustee of Brightec Capital Trust (filed as Exhibit 10.20 to our Form SB-2 filed on July 6, 2007).

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

10.25

Amended and Restate Stock Purchase Warrant No. 06.007, dated April 1, 2007 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Jeffrey Stern, Trustee of Jeffrey Stern Revocable Trust (JST) (filed as Exhibit 10.25 to out Form SB-2 filed on July 6, 2007).

10.26

Amended and Restated Stock Purchase Warrant No. 05.006, dated April 1, 2007 from Brightec, Inc. f/k/a Advanced Lumitech, Inc. to Jeffrey Stern, Trustee of Jeffrey Stern Revocable Trust (JST) (filed as Exhibit 10.26 to our Form SB-2 filed on July 6, 2007).

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

21	List of Subsidiaries (filed as Exhibit 21 to the Company’s 2003 Form 10-KSB).

31	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32

Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Item 14. Principal Accountant Fees and Services

The following is a description of the fees paid by us to our independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) during the fiscal years ended December 31, 2008 and 2007.

Audit Fees

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008 and 2007, and for the review of the financial statements included in our Quarterly Reports on Form 10-QSB for 2008 and 2007 were $89,000 and $72,060, respectively.

Audit Related Fees

Fees billed by RMSBG in 2008 and 2007 for services relating to our Form SB-2 filed on July 6, 2007, subsequent SB-2/A filed on November 30, 2007 and the response to a related comment letter issued by the SEC on July 25, 2007 totaled $0 and $33,867, respectively.

Tax Fees

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2008 and 2007 amounted to $5,000 and $0, respectively.

All Other Fees

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2008 and 2007.

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

BRIGHTEC, INC.

Date: April 15, 2009	By: /s/ Patrick Planche

Patrick Planche, President, Chief
Executive Officer, Chief Financial
Officer, Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer

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

Signature	Title	Date

/s/ Patrick Planche	President, Chief Executive Officer Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer	April 15, 2009

Patrick Planche

EXHIBIT INDEX

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit Number	Description

31	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32

Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

BRIGHTEC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007
AND FOR THE YEARS THEN ENDED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Brightec, Inc.

We have audited the accompanying consolidated balance sheets of Brightec, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, stockholders’ deficiency and working capital deficiency raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 14, 2009

BRIGHTEC, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007

ASSETS
Current assets
Cash	$10,271	$32,464
Accounts receivable	—	3,936
Inventory	286,103	213,578
Prepaid expenses	7,545	11,675

TOTAL CURRENT ASSETS	303,919	261,653

Office and photographic equipment	27,984	23,511
Less accumulated depreciation	(24,754)	(23,511)

	3,230	—

Deposit	3,033	2,041
Deferred offering costs	—	20,085

	3,033	22,126

TOTAL ASSETS	$310,182	$283,779

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$650,000	$700,000
Accounts payable	198,531	105,881
Accrued interest (including related party interest of $42,842 and $16,417, respectively)	76,064	28,306
Accrued compensation	387,500	222,500
Accrued liabilities	58,048	66,863
Advances due to related party	1,678,635	809,150

TOTAL CURRENT LIABILITIES	3,048,778	1,932,700

COMMITMENTS

Stockholders’ deficit
Preferred stock, $.001 par value - shares authorized 5,000,000; no shares issued	—	—
Common stock, $.001 par value - shares authorized 245,000,000; shares issued 144,342,837 and 144,092,837, respectively:	144,343	144,093
Additional paid-in capital	12,485,890	12,485,390
Deferred compensation expense	(20,922)	(50,807)
Accumulated deficit	(15,545,866)	(14,426,481)
Accumulated other comprehensive income	197,959	198,884

TOTAL STOCKHOLDERS’ DEFICIT	(2,738,596)	(1,648,921)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$310,182	$283,779

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales	$14,058	$16,697

Cost of sales	9,684	6,291

Gross profit	4,374	10,406

Operating expenses
Research and development	127,726	184,655
Selling and marketing	284,109	219,184
General and administrative (including related party consulting of $30,041and $9,193, respectively)	460,853	691,462
Inventory reduction	85,000	—

	957,688	1,095,301

Operating loss	(953,314)	(1,084,895)

Other income (expense)
Interest income	6	37
Financing costs	—	(128,680)
Interest expense (including related party interest of $26,425 and $16,417, respectively)	(166,077)	(149,696)

	(166,071)	(278,339)

Net loss	$(1,119,385)	$(1,363,234)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares used in computation of basic and diluted net loss per share	144,283,411	135,163,074

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Deferred Compensation	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Expense	Deficit	Income	Total

Balance, January 1, 2007	124,698,935	$124,699	$11,923,687	$—	$(13,063,247)	$198,944	$(815,917)
Issuance of stock in connection with capital raise	4,243,902	4,244	(4,244)	—	—	—	—

Issuance of stock for employee compensation	2,500,000	2,500	72,500	—	—	—	75,000

Issuance of stock in satisfaction of accrued liabilities	2,500,000	2,500	72,500	—	—	—	75,000

Issuance of stock as repayment of advances from related party	7,000,000	7,000	203,000	—	—	—	210,000

Issuance of stock in exchange for marketing services	400,000	400	22,267	—	—	—	22,667

Issuance of stock in exchange for consulting services	2,000,000	2,000	58,000	(60,000)	—	—	—

Amortization of deferred compensation	—	—	—	9,193	—	—	9,193

Increase in value of stock warrants due to amendments to terms	—	—	128,680	—	—	—	128,680

Issuance of stock for employee bonuses	750,000	750	9,000	—			9,750

Net loss for the year	—	—	—	—	(1,363,234)	—	(1,363,234)

Foreign currency translation adjustment	—	—	—	—	—	(60)	(60)

Comprehensive loss	—	—	—	—	—	—	(1,363,294)

Balance, December 31, 2007	144,092,837	$144,093	$12,485,390	$(50,807)	$(14,426,481)	$198,884	$(1,648,921)

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid-in	Deferred Compensation	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	APIC	Expense	Deficit	Income	Total

Issuance of stock in connection with investor relationship agreement	250,000	250	500	(750)	—	—	—

Amortization of deferred compensation	—	—	—	30,635	—	—	30,635

Net loss for the year	—	—	—	—	(1,119,385)	—	(1,119,385)

Foreign currency translation adjustment	—	—	—	—	—	(925)	(925)

Comprehensive loss	—	—	—	—	—	—	(1,120,310)

Balance, December 31, 2008	144,342,837	$144,343	$12,485,890	$(20,922)	$(15,545,866)	$197,959	$(2,738,596)

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007

	2008	2007

Cash flows from operating activities

Net loss	$(1,119,385)	$(1,363,234)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation expense	30,635	9,193
Accrued interest on advances from related party	26,425	10,390
Accrued interest on note receivable - related party	—	(37)
Depreciation and amortization expense	1,243	—
Financing costs	—	128,680
Amortization of deferred financing costs	20,085	44,369
Research and development expenses associated with stock based transactions	—	4,875
Selling and marketing expenses associated with stock based transactions	—	48,905
General and administrative expenses associated with stock based transactions	—	53,637
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,936	(3,936)
Inventory	(72,525)	(114,988)
Prepaid expenses	4,130	(1,507)
Deposit	(992)	744
Increase (decrease) in:
Accounts payable	92,650	25,771
Accrued interest, compensation and liabilities	177,518	77,731

Net cash used for operating activities	(836,280)	(1,079,407)

Cash flows from investing activities
Cash paid to purchase property and equipment	(4,473)	—
Repayment of note receivable - related party	—	11,030

Net cash (used for) provided by investing activities	(4,473)	11,030

Cash flows from financing activities
Advances on line of credit	—	50,000
Repayment of advances on line of credit	(50,000)	—
Advances received from related party	869,485	1,038,400
Repayment of advances from related party	—	(19,250)
Payment of deferred offering costs	—	(20,085)

Net cash provided by financing activities	819,485	1,049,065

Effects of changes in foreign exchange rates	(925)	(60)

Net decrease in cash	(22,193)	(19,372)
Cash – beginning of year	32,464	51,836

Cash – end of year	$10,271	$32,464

Supplemental disclosures of cash flows information Cash paid during the period for interest	$118,320	$132,584

See NOTE 10 for supplemental non-cash activities

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

NOTE 1 – NATURE OF OPERATIONS AND LIQUIDITY AND MANAGEMENT’S PLANS

Brightec, Inc. (formerly Advanced Lumitech, Inc.) (“Brightec” or the “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and remit visible light producing a “glow” which accounts for the terminology “glow in the dark.” The Company’s Luminescent Products are sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

During 2008, the Company used its own products to develop a new line of products aimed at the retail market. These products consist of children’s puzzles and stickers. The Company believes these products provide an opportunity to enhance revenue growth.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company’s ability to continue as a going concern has been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $15.5 million through December 31, 2008 and has a working capital deficit of approximately $2.7 million at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to generate the necessary financing to effectively produce and market Brightec’s products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds or is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

The Company has a $750,000 Loan and Security Agreement (the “Agreement”) with Ross/Fialkow Capital Partners, LLP (“Ross/Fialkow”). As of December 31, 2008, the Company had a $650,000 outstanding balance under the Agreement. The Company received a notice of default from the lender dated January 6, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009 extending the maturity date to December 31, 2009, reducing the interest rate charged to 10% effective April 1, 2009 and waiving the events of default. See NOTE 6 – LINE OF CREDIT.

Patrick Planche, the Company’s chairman, president and chief executive officer, has been funding the Company’s cash requirements as needed through unsecured advances. For the year ended December 31, 2008, Mr. Planche has made unsecured cash advances of $858,500 and paid other operating liabilities of $10,984. For the period January 1, 2009 through April 7, 2009, Mr. Planche has advanced an additional $33,000. See NOTE 3 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2009 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that the president will continue such financing.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts and Note Receivable

Accounts receivable and note receivable are recorded net of allowances for doubtful accounts based on management’s analysis of the collectability of the balance. At December 31, 2008, there was no accounts receivable. At December 31, 2007, management believed no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or market value determined on the first-in, first–out method and is adjusted for estimated obsolescence.

Revenue Recognition

The Company recognizes revenue upon product shipment or when title passes and when collection from the customer is probable.

Concentrations of Credit Risk

The Company places its available cash with a high quality financial institution in amounts, which occasionally exceed current federal deposit insurance limits. Senior management continuously reviews this institution for financial stability. The Company has not experienced any losses on these accounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, note and interest receivable, accounts payable, accrued liabilities and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2008 and 2007. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any derivative or other financial instruments.

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

Derivative instruments

In connection with the issuances of equity instruments or debt, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities, rather than as equity. In addition, the equity instrument or debt may contain embedded derivative instruments, such as conversion options or listing requirements, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

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

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (“ FIN 48 “) “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which became effective in 2007. This interpretation was issued to clarify the accounting for uncertainty in the amount of income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The provisions of FIN 48 were adopted by the Company on January 1, 2007 and had no effect on the Company’s financial statements upon adoption. The Company also evaluated its tax positions as of December 31, 2008 and 2007 and reached the same conclusion.

Research and Development

The cost of research and development is charged to expense as incurred. Development expenses include the cost to register and maintain patents.

Earnings per Share

The Company computes earnings or loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net income per share, as their effect would be anti-dilutive or their issuance prices were in excess of the average market price for the period:

	December 31, 2008	December 31, 2007

Warrants (weighted average)	6,320,632	6,355,307

Convertible line of credit (weighted average)	5,822,688	5,450,932

Stock options (weighted average)	20,500,000	23,556,788

Stock-Based Compensation

The Company accounts for stock option awards granted to officers, directors and employees under the recognition and measurement principles of SFAS No. 123(R), “Share Based Payment,” utilizing the “modified prospective” method as described in SFAS No. 123(R). In the “modified prospective” method, compensation cost is recognized for all share-based payments granted after the effective date and for all unvested awards granted prior to the effective date. In accordance with SFAS No. 123(R), prior period amounts were not restated. SFAS No. 123(R) also requires the tax benefits associated with these share-based payments to be classified as financing activities in the Statement of Cash Flows, rather than operating cash flows as required under previous regulations.

Equity instruments issued to non-employees are recorded at their fair values as determined in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods and Services.”

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by unobservable inputs or assumptions based on hypothetical transactions in the absence of market inputs.

•	Level 1, is defined as observable inputs being quoted prices in active markets for identical assets;

•	Level 2, is defined as observable inputs including quoted prices for similar assets; and

•	Level 3, is defined as unobservable inputs in which little or no market data exists, therefore requiring assumptions based on the best information available.

The adoption of this pronouncement did not have a material effect on the financial condition or results of operations of the Company.

Recent Accounting Pronouncements

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We have not issued any share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (commonly referred to as the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 162 will have on its financial position, results of operations, cash flows, and disclosures.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the income statement. SFAS No. 160 is effective for financial statements issued for fiscals years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on our financial condition or results of operation.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (revised 2007).” SFAS No. 141(R) applies the acquisition method of accounting for business combinations established in SFAS No. 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS No. 141, SFAS No. 141(R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of SFAS No. 141(R) will have a material impact on our financial condition or results of operation.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS

Notes Receivable Due from Related Party and Advances Due to Related Parties

As of December 31, 2006, a note was receivable from Mr. Planche. This loan was due not later than December 31, 2011 and bore interest at 5.05% and is full-recourse. Interest on the loan was accrued quarterly and due annually. During the year ended December 31, 2007, the entire outstanding balance of $10,993 plus accrued interest was paid in full. The Company recognized interest income of $37 during the year ended December 31, 2007.

Advances From Related Parties

Mr. Planche made advances in 2007 to the Company of $1,038,400, of which $11,030 was used to repay the aforementioned note receivable from him. On June 18, 2007, the Company repaid $210,000 of the outstanding advances through the issuance of 7,000,000 shares of the Company’s common stock at a price of $0.03 per share, the closing price of the Company’s common stock on that date. In addition, $8,220 was used to pay certain payroll taxes on $150,000 of non-cash compensation received (5,000,000 shares of common stock issued on June 18, 2007 at $0.03 per share), which would customarily be withheld from his salary had it been in the form of cash. At December 31, 2008 and 2007, the Company owed Mr. Planche $1,678,635 and $809,150 respectively. All such loans bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (1.36% and 3.81% at December 31, 2008 and 2007, respectively). As of December 31, 2008 and 2007, accrued interest owed on the note was $42,842 and $16,417 respectively. Interest expense incurred for the years ended December 31, 2008 and 2007 amounted to $26,425 and $16,417, respectively.

From January 1, 2009 to April 7, 2009, Mr. Planche had made additional loans to the Company in the amount of $33,000 under the same terms previously described.

Transactions with Affiliated Persons

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the years ended December 31, 2008 and December 31, the Company recognized an expense of $30,041 and $9,193 respectively. At December 31, 2008 and 2007, no monies were owed to this individual.

NOTE 4 – INVENTORY

Inventory consist of the following:

	December 31, 2008	December 31, 2007

Raw materials and work in process	$108,453	$146,427
Finished goods	177,650	67,151

	$286,103	$213,578

The Company wrote down inventory by $85,000 for items that it does not expect to utilize during the next twelve months. The items identified will not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo products. In accordance with Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

NOTE 5 – DEFERRED FINANCING COSTS

In connection with the Agreement between the Company and Ross/Fialkow (see NOTE 6 – LINE OF CREDIT), the Company paid a commitment fee of $37,500 and issued a warrant to purchase 1,500,000 shares of common stock at an exercise price of $0.12 per share. The warrant was valued at $68,985 using the Black Scholes method of valuing options and warrants. These amounts were being amortized over the term of the Agreement (twelve months). The deferred financing costs were fully amortized in 2007. Amortization expense totaled $44,369 for the year ended December 31, 2007. The company incurred no amortization of deferred financing costs for the year ended December 31, 2008.

NOTE 6 – LINE OF CREDIT

On June 8, 2006, the Company entered into the Agreement with Ross/Fialkow in the amount of $750,000. The significant terms of the agreement are as follows:

1.	Convertible note: Principal amount of $750,000

2.

Original maturity date: June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow. The due date was extended to December 31, 2009 (see discussion below).

3.	Original interest rate: 20% per annum. The rate was reduced to 10% per annum (see discussion below)

4.	Interest payments dates: Due monthly commencing July 8, 2006.

5.	Commitment fee paid to Ross/Fialkow: $37,500.

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

10.

Registration of shares: The Company is required to file a registration statement on Form S-1 (or SB-2) with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by December 31, 2006. The date was extended to July 15, 2007 (see discussion below).

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

At December 31, 2006, the Company was not in compliance with the terms of the agreement as it did not file a registration statement on Form S-1 (or SB-2) by December 31, 2006. On March 15, 2007, the Loan and Security Agreement was amended as follows:

1.	The due date of the agreement was extended to July 15, 2007.

2.

The date by which the Company was required to file a registration statement on Form S-1 (or SB-2), covering the underlying shares of common stock to potentially be issued upon conversion, was extended to July 15, 2007.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

The Company filed the required Registration Statement on Form SB-2 with the SEC on July 6, 2007. On July 25, 2007, the Company received a comment letter from the SEC regarding the Registration Statement. The Company filed an amended Registration Statement on November 30, 2007. On January 3, 2008, the Company received a comment letter from the SEC regarding the amended Registration Statement. The Company does not intend to respond to the comment letter at this time.

On November 29, 2007, Ross/Fialkow agreed to extend the maturity date from December 31, 2007 to June 30, 2008. On June 16, 2008, the maturity date was extended to December 31, 2008.

The Company received a notice of default from the lender dated January 6, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009 whose significant terms are as follows:

1.	Maturity date: December 31, 2009

2.	Interest rate: 10% per annum effective April 1, 2009 payable monthly in arrears on the first day of each month commencing May 1, 2009

3.	Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2009

4.	Issuance of common stock: The Company agreed to issue Ross/Fialkow 125,000 shares of common stock no later than May 31, 2009.

As of December 31, 2008 and 2007, the outstanding balances of the line of credit were $650,000 and $700,000, respectively. Interest expense amounted to $139,611 and $133,279 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 – CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding

Under the Company’s charter, 100,000,000 shares of $0.001 par value common stock were authorized as of December 31, 2005. On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the increase in the Company’s authorized common stock from 100 million to 245 million shares As of December 31, 2008 and 2007, 144,342,837 and 144,092,837 shares of common stock, respectively, are issued and outstanding.

Number of Shares of Preferred stock Authorized, Issued and Outstanding

On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders voted to authorize 5 million shares of $0.001 par value “blank check” preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There are no shares of preferred stock issued and outstanding at December 31, 2008 and 2007.

Issuances of Common Stock – Stock Based Compensation

On June 7, 2007, the Company issued 200,000 shares of common stock as payment for marketing services rendered to the Company. The shares were issued at $0.04 per share, the closing price of the Company’s common stock on the date of issuance. As a result of the issuance, the Company recognized selling and marketing stock based compensation expense of $8,000 for the year ended December 31, 2007.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

On June 15, 2007, the Company issued 2,500,000 shares of common stock to Mr. Planche as a partial payment for his 2007 services. The shares were issued at $0.03 per share, the closing price of the Company’s common stock on the date the shares were issued. On the aforementioned date, the Company recognized selling and marketing stock based compensation expense of $22,500 and general and administrative stock based compensation expense of $52,500 for the year ended December 31, 2007.

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the years ended December 31, 2008 and 2007, the Company recognized general and administrative stock based compensation of $30,041 and $9,193, respectively.

On December 17, 2007, the Company issued 750,000 to two employees as bonuses for the year. The shares were issued at $0.013, the closing price of the Company’s common stock on that date. As a result of the issuance, the Company recognized research and development stock based compensation expense of $4,875, selling and marketing stock based compensation of $3,738 and general and administrative stock based compensation expense of $1,137 for the year ended December 31, 2007.

In addition, on December 17, 2007, the Company issued 200,000 shares of common stock to a consultant in exchange for marketing services rendered to the Company during the year. 66,668 shares were issued at $0.05 per share and 133,332 shares were issued at $0.12 per share under previously agreed upon terms. As a result of the issuance, the Company recognized selling and marketing stock based compensation expense of $14,667 for the year ended December 31, 2007.

On March 14, 2008, the Company issued 250,000 shares of common stock valued at $750 to Agoracom Investor Relations Corp. (“Agoracom”) as payment under a consulting agreement. As a result of the issuance, the Company recognized selling and marketing stock based compensation expense of $594 for the year ended December 31, 2008. The Company suspended the consulting agreement during the third quarter 2008. Agoracom will receive another 200,000 shares of common stock under the consulting agreement when the contract is resumed. Currently, it is anticipated that the resumption will occur in the third quarter 2009.

For the year ended December 31, 2008, the Company recognized total stock based compensation of $30,635. The expense was for general and administrative consulting services. For the year ended December 31, 2007, the Company recognized total stock based compensation expense of $116,610. Total research and development stock based employee compensation was $4,875. Of the total selling and marketing stock based compensation of $48,905, $26,238 related to employee compensation and $22,667 related to consulting services. Of the $62,830 of general and administrative stock based compensation, $53,637 related to employee compensation and $9,193 related to consulting services.

Issuances of Common Stock – Other

On March 30, 2007, 4,000,000 shares of common stock valued at $174,000 were issued to YA Global as a commitment fee in connection with the Standby Equity Distribution Agreement (“SEDA”).

On March 30, 2007, 243,902 shares of common stock valued at $10,000 were issued to Newbridge Securities Corporation (“Newbridge”) as payment for consulting in connection with the SEDA.

On June 15, 2007, 9,500,000 shares of common stock valued at $285,000 were issued to Mr. Planche as repayment for certain cash advances he made to the Company ($210,000) and for accrued and unpaid compensation from fiscal year 2006 ($75,000).

Deferred Compensation Expense

As discussed above, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of December 31, 2008 and 2007, the unamortized balance of deferred compensation related to the consulting contact was $20,766 and $50,807, respectively.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

As discussed above, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of December 31, 2008, the unamortized balance of deferred compensation, related to the IR Agreement was $156.

As of December 31, 2008 and 2007, the unamortized balance of deferred compensation expense was $20,922 and $50,807, respectively.

Stand-By Equity Distribution Agreement

On March 30, 2007, the Company entered into a Standby Equity Distribution Agreement (“SEDA”) with Cornell Capital partners, L.P. (“Cornell”) pursuant to which the Company may, at its discretion, under certain circumstances (as described below), periodically sell to Cornell shares of the Common Stock for a total purchase price of up to $10,000,000. For each share of the Common Stock purchased under the SEDA, Cornell will pay to the Company ninety-six percent (96%) of the lowest volume weighted average price (as quoted by Bloomberg, LP) of the Common Stock during the five (5) consecutive trading days after the Advance Notice Date (as such term is defined in the SEDA), subject to any reduction pursuant to the terms therein. On the Closing Date, the Company paid to Cornell a non-refundable due diligence fee equal to $5,000 and issued 4,000,000 shares of common stock (“Commitment Shares”) to Cornell as a commitment fee, of which 2,000,000 Commitment Shares will have demand registration rights and 2,000,000 Commitment Shares will have “piggy-back” registration rights. Cornell will retain five percent (5%) of each cash advance under the SEDA. The Company has paid to Yorkville Advisors, LLC (“Yorkville”) a structuring fee equal to $15,000 on the Closing Date and shall pay $500 to Yorkville on each Advance Date directly out of the gross proceeds of each Advance (as such terms are defined in the SEDA). Cornell’s obligation to purchase shares of Common Stock under the SEDA is subject to certain conditions, including, without limitation: (a) the Company obtaining an effective registration statement for shares of its Common Stock sold under the SEDA pursuant to that certain Registration Rights Agreement, dated as of the Closing Date, by and between the Company and Cornell and (b) the amount for each Advance as designated by the Company in the applicable Advance Notice shall not be more than $300,000

The Company also entered into a Placement Agent Agreement (the “PAA”), dated as of the Closing Date, by and between the Company and Newbridge Securities Corporation (“Newbridge”) pursuant to which the Company engaged Newbridge to act as it exclusive placement agent in connection with the SEDA. Upon the execution of the PAA, the Company issued to Newbridge 243,902 shares (the “Placement Agent Shares”) of the Company’s Common Stock. Newbridge is entitled to “piggy-back” registration rights with respect to the Placement Agent Shares.

The Company paid $15,000 to Yorkville for structuring fees, $5,000 to YA Global for due diligence fees and $85 to record the issuance of the YA Global and Newbridge shares with the Company’s stock transfer agent. As shares of the Company’s common stock cannot be sold to YA Global until the Company has declared effective its Registration Statement on Form SB-2, such costs were deferred. Total deferred offering costs at December 31, 2007 amounted to $20,085. Such costs were to be offset against equity raised.

As discussed above, the Company received a SEC comment letter on January 3, 2008 regarding its amended Registration Statement, filed on Form SB-2/A on November 30, 2007. The Company does not intend to respond to the comment letter at this time. As a result, the Company expensed the deferred offering costs in 2008.

Stock Option Plans

1999 Plan – The Company’s 1999 stock option/stock issuance plan (the “1999 Plan”) provided for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company’s common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the years ended December 31, 2008 and 2007. With the approval of the 2006 Stock Incentive Plan (see below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

2006 Stock Incentive Plan – On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders approved the creation of the 2006 Stock Incentive Plan (the “2006 Plan”). An aggregate of 50 million shares of common stock are reserved for issuance and available for awards under the 2006 Plan.

Awards under the 2006 Plan may include non-qualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted units and performance awards. For a complete description of the 2006 Plan, see the Company’s Definitive Proxy Statement filed with the SEC on July 26, 2006. The 2006 Plan became effective on September 25, 2006.

Issuances of Stock Options

Option activity for 2008 and 2007 is summarized as follows:

	Total	Weighted Average Price

Options outstanding, December 31, 2006	24,962,911	$0.114
Granted	—	—
Exercised	—	—
Forfeited	(4,462,991)	(0.100)

Options outstanding, December 31, 2007	20,500,000	0.117
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, December 31, 2008	20,500,000	$0.117

Aggregate intrinsic value	N/A

Shares of common stock available for future grant under the plans	29,500,000

The aggregate intrinsic value of the stock options outstanding at December 31, 2008 is calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. As the difference between the last quoted market price of the Company’s common stock ($0.015 on December 28, 2008) and the exercise price of the stock options ($0.12) is negative, the outstanding stock options have no intrinsic value.

The following table summarizes information about stock options outstanding at December 31, 2008:

		Weighted Average Remaining		Options Exercisable Weighted Average

Ranges of price	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price

$0.001	500,000	Unknown	$0.001	$—	$—
$0.120	20,000,000	6.32	0.120	20,000,000	0.120

$0.001 - $0.120	20,500,000	6.32	$0.117	20,000,000	$0.120

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

As of December 31, 2008, there was an estimated $500 of total unrecognized compensation cost related to nonvested options granted. It is unknown over what weighted-average time period that cost will be recognized as the related options do not vest with the option holder until there is a change in control of the Company.

Warrants

The Company did not issue any warrants during 2008. On April 1, 2007 and June 27, 2007, the Company amended three of its previously issued warrants to (i) extend the exercise period of two warrants and (ii) modify the time period (from 60 days to 61 days) for all three warrants in which the option holder can notify the Company of his/her desire to exercise the options. Generally accepted accounting principles requires that when the terms of a previously issued warrant are modified, the modification is treated as an exchange of the original warrant. The excess of the value of the warrant on the date the modification is effective over the value of the warrant on the date immediately preceding the modification date, if any, is amortized to expense over the remaining vesting period (or recognized immediately if the warrants are vested 100%).

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

A summary of the warrants outstanding at December 31, 2008 is as follows:

Warrants	Exercise Price	Expiration Date

1,500,000	$0.12	May 31, 2009
2,820,832	$0.12	April 27, 2013
2,000,000	$0.12	January 26, 2014

6,320,832

On March 18, 2007, warrants for the purchase of 416,667 shares of common stock expired unexercised. No warrants were issued or exercised in 2008.

NOTE 8 – INCOME TAXES

The Company has not calculated the tax benefits, or costs, of its net operating losses and other tax attributes as of December 31, 2008 since it does not have the required information. The Company has not filed its U.S. federal and state returns for 2007, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2006 will need to be amended as a result of filing the outstanding tax return for year prior to 2006. The 2001 tax returns will need to be amended, if permitted by statute. Utilization of net operating loss and tax credit carryforwards in the United States, when determined, may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization. An Internal Revenue Code Section 382 loss carryforward limitation may apply to the portion of the loss incurred prior to the recapitalization by the sale of the Company’s common stock in 2002. Losses incurred by Brightec S.A. can be carried forward for a period of seven years.

Due to recurring losses, management believes that once such returns are filed, the Company would not incur a federal income tax liability and a minimal state tax liability.

Due to the uncertainty over the Company’s ability to utilize these operating losses and other tax attributes, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2008 and 2007, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

BRIGHTEC, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

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

NOTE 9 – COMMITMENTS

The Company was renting office space as a tenant-at-will. The Company entered into a new three-year operating lease for its office space effective July 1, 2008, expiring on June 30, 2011. The annual rent is $33,600 in the first year, $35,000 in the second year and $36,400 in the third year.

Minimum required lease payments under the lease are as follows:

Year Ending December 31,	Amount

2009	$34,300
2010	35,700
2011	18,200

$88,200

Rent expense was $34,340 and $24,500 in 2008 and 2007, respectively.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

	2008	2007

Schedule of non-cash activities

Issuance of common stock in relation to investor relationship agreement	$750	$—

Issuance of common stock in satisfaction of advances from related party	$—	$210,000

Issuance of common stock in satisfaction of accrued liabilities -related party	$—	$150,000

Issuance of common stock for services	$—	$60,000