Form 10-Q
period 2009-03-31
BRIGHTEC, INC
filed 2009-05-15
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 033-55254-27

BRIGHTEC, INC.

(Name of small business issuer in its charter)

Nevada	87-0438637

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8C Pleasant Street South, First Floor, South Natick, MA 01760-5622

(Address of principal executive offices, Zip code)

(508) 647-9710

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

(Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding as of May 15, 2009

Common stock, $0.001 par value	146,467,837

INDEX

			Page Number

Note Regarding Forward Looking Statements			3

Part I.	Financial Information

	Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008 (Audited)		4

	Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss for the Three Month Period Ended March 31, 2009 and 2008 (Unaudited)		5

	Consolidated Statements of Cash Flows for the Three Month Period Ended March 31, 2009 and 2008 (Unaudited)		6

	Notes to Condensed Consolidated Financial Statements (Unaudited)		7 – 11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 – 15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4T.	Controls and Procedures	16

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	17

	Item 3.	Defaults upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	18

Signatures			19

Note Regarding Forward Looking Statements:

This Form 10-Q and other reports filed by Brightec, Inc. (“the Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”), as well as the Company’s press releases, contain or may contain forward-looking statements. The information provided is based upon beliefs of, and information currently available to, the Company’s management, as well as estimates and assumptions made by the Company’s management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

Any statements contained in this Form 10-Q that do not describe historical facts, including, without limitation, statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the following: the Company’s ability to raise the financing required to support the Company’s operations; the Company’s ability to establish its intended operations; fluctuations in demand for the Company’s products and services; the Company’s ability to manage its growth; the Company’s ability to develop, market and introduce new and enhanced products on a timely basis; the Company’s ability to attract customers; and the ability of the Company to compete successfully in the future. Any forward-looking statements should be considered in light of those factors.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Brightec, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31, 2009	December 31, 2008

	(Unaudited)	(Audited)

ASSETS
Current assets
Cash	$2,629	$10,271
Accounts receivable	188	—
Inventory	283,582	286,103
Prepaid expenses	3,931	7,545

TOTAL CURRENT ASSETS	290,330	303,919

Office and photographic equipment	27,984	27,984
Less: accumulated depreciation	(25,130)	(24,754)

	2,854	3,230

Deposit	3,033	3,033

	3,033	3,033

TOTAL ASSETS	$296,217	$310,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$664,000	$650,000
Accounts payable	217,269	198,531
Accrued interest (including related party interest of $45,831 and 42,841, respectively)	111,696	76,064
Accrued compensation	455,000	387,500
Accrued liabilities	62,367	58,048
Advances due to related party	1,706,635	1,678,635

TOTAL CURRENT LIABILITIES	3,216,967	3,048,778

Stockholders’ deficit
Preferred stock, $.001 par value - shares authorized 5,000,000; no shares issued	—	—
Common stock, $.001 par value - shares authorized 245,000,000; shares issued 144,342,837 and 144,342,837, respectively:	144,343	144,343
Additional paid-in capital	12,485,890	12,485,890
Deferred compensation expense	(13,182)	(20,922)
Accumulated deficit	(15,736,674)	(15,545,866)
Accumulated other comprehensive income	198,873	197,959

TOTAL STOCKHOLDERS’ DEFICIT	(2,920,750)	(2,738,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$296,217	$310,182

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
and Accumulated Deficit and Comprehensive Loss

	For the Three Months Ended

	March 31, 2009	March 31, 2008

	(Unaudited)	(Unaudited)

Sales	$1,742	$8,385

Cost of sales	800	6,633

Gross profit	942	1,752

Operating expenses
Research and development	15,000	33,082
Selling and marketing	61,932	55,817
General and administrative (including related party consulting expenses of $7,551 and $7,469, respectively)	78,730	93,675

	155,662	182,574

Operating loss	(154,720)	(180,822)

Other Income (Expense)

Interest expense (including related party $2,990 and $6,230, respectively)	(35,632)	(41,619)
State franchise tax	(456)	—

	(36,088)	(41,619)

Net loss	(190,808)	(222,441)

Accumulated deficit – beginning	(15,545,866)	(14,426,481)

Accumulated deficit – ending	$(15,736,674)	$(14,648,922)

Basic and diluted net loss per share	$—	$—

Weighted average number of shares used in the computation of basic and diluted net loss per share	144,342,837	144,103,948

COMPREHENSIVE LOSS

Net loss	$(190,808)	$(222,441)

Foreign currency translation adjustment	914	(1,515)

Comprehensive loss	$(189,894)	$(223,956)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2009	March 31, 2008

	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(190,808)	$(222,441)

Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock based compensation	7,740	7,500
Accrued interest on advances from related party	2,990	6,230
Depreciation and amortization expense	376	125
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(188)	(2,765)
Inventory	2,521	(12,440)
Prepaid expenses	3,614	(2,577)
Increase (decrease) in:
Accounts payable	18,738	(14,538)
Accrued liabilities	104,461	44,901

Net cash used for operating activities	(50,556)	(196,005)

Cash flows from investing activities
Purchases of property and equipment	—	(4,473)

Net cash used for investing activities	—	(4,473)

Cash flows from financing activities
Advances received from related party	28,000	190,310
Advances from line of credit	14,000	—

Net cash provided by financing activities	42,000	190,310

Effects of changes in foreign exchange rates	914	(1,515)

Net decrease in cash	(7,642)	(11,683)

Cash – beginning	10,271	32,464

Cash – ending	$2,629	$20,781

See NOTE 11 for supplemental cash flow information.

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 1 – OPERATIONS

Brightec, Inc. (“Brightec” or the “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” The Luminescent Product will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

In 2008, the Company decided to add to its Brightec film products a new line of finished products for children under the brand name PlayGlo™. Our new PlayGlo™ product uses Brightec’s films, will be manufactured in the U.S. and will feature of puzzles and stickers.

NOTE 2 – INTERIM FINANCIAL STATMENTS

The accompanying unaudited condensed consolidated financial statements at March 31, 2009 and for the three month period then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the “Subsidiary”), a Swiss corporation. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with rules of the Securities and Exchange Commission (the “SEC”) for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 3 – LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company had a working capital deficit of approximately $2.9 million and an accumulated deficit of approximately $15.7 million at March 31, 2009, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec’s products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. Our financial statements do not include adjustments to the carrying amounts of our assets and liabilities that might result from the outcome of this uncertainty.

In 2006, the Company entered into a $750,000 Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”). As of March 31, 2009, the loan principle was $664,000 and the remaining funds available under the Loan Agreement were $84,000. See NOTE 8 – LINE OF CREDIT.

Mr. Planche, the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer has been funding the Company’s cash requirements as needed through unsecured cash advances. For the period January 1, 2009 through March 31, 2009, Mr. Planche made unsecured cash advances of $28,000 and $8,000 of additional cash advances subsequent to March 31, 2009. See NOTE 7 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2009 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that Mr. Planche will continue such financing.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 4 – EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share.” Basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	For the Three Months Ended March 31,

	2009	2008

	(Unaudited)	(Unaudited)

Warrants (weighted average)	6,320,832	6,320,832

Convertible debt (weighted average)	5,509,815	5,833,333

Stock options (weighted average)	20,500,000	20,500,000

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008

	(Unaudited)	(Audited)

Raw materials and work in process	$108,455	$108,453
Finished goods	175,127	177,650

	$283,582	$286,103

At December 31, 2008, the Company wrote down inventory by $85,000 for items that it did not expect to utilize during the 2009 fiscal year. The items identified have not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo™ or any of our other products.

NOTE 6 – INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of March 31, 2009 and December 31, 2008 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2008, 2007, 2005, 2004, 2003, 2002 and 2000. The tax returns filed for 2006 and 2001 will need to be amended (if permitted). Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances due to related party

At December 31, 2008, the Company owed Mr. Planche $1,678,635 in connection with unsecured cash advances made by him to the Company. During the three month period ended March 31, 2009, Mr. Planche made additional advances to the Company of $28,000. During the three period ended March 31, 2009, the Company did not repay any of the outstanding advances. At March 31, 2009, the Company owes Mr. Planche $1,706,635. In addition, for the period April 1, 2009 through May 14, 2009, Mr. Planche advanced the Company an additional $8,000.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (0.72% and 1.36% at March 31, 2009 and December 31, 2008, respectively) calculated and accrued monthly. As of March 31, 2009 and December 31, 2008, accrued interest owed on the unsecured cash advances was $45,831 and $42,841, respectively. Interest expense incurred for the three month period ended March 31, 2009 and 2008 was $2,990 and $6,230, respectively.

Consulting agreement

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the three month period ended March 31, 2009 and 2008, the Company recognized non-cash consulting expense of $7,551 and $7,469, respectively, related to the consulting agreement. At March 31, 2009 and December 31, 2008, no monies were owed to this stockholder.

NOTE 8 – LINE OF CREDIT

On June 8, 2006, the Company entered into the Loan Agreement with Ross/Fialkow in the amount of $750,000. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company’s common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All of the assets of the Company have been pledged, including the assets of the Company’s subsidiary.

The Company received a notice of default from the lender dated January 6, 2009 for the non-payment of accrued interest and the balance due under the Loan Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009, the significant terms of which are as follows:

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

As of March 31, 2009 and December 31, 2008, the outstanding balance on the line of credit was $664,000 and $650,000, respectively. Interest expense was 32,642 and $35,389 for the three month period ended March 31, 2009 and 2008, respectively.

On May 7, 2009, the Company paid all accrued and outstanding interest due as of March 31, 2009 of $65,592. In addition, the Company issued and delivered a certificate for 125,000 shares of common stock as obligated under the Amendment and Waiver Agreement.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 9 – CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding

Under the Company’s Articles of Incorporation (as amended), 245,000,000 shares of $0.001 par value common stock are authorized. As of March 31, 2009 and December 31, 2008, 144,342,837 shares of common stock were issued and outstanding.

Issuances of Common Stock

The Company sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to ARAGONE S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered May 1, 2009. The Company intends to use the proceeds of this sale to satisfy outstanding obligations and build inventory for the up coming launch of the PlayGlo™ line of products.

On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. (“Agoracom”) as payment under an Investor Relations Agreement (the “IR Agreement”). The 250,000 shares of common stock were issued on March 28, 2008. Agoracom was to receive an additional 200,000 shares of common stock on September 17, 2008, however, due to certain marketing delays, Agoracom agreed to suspend the IR Agreement for six months. The Company expects to restart the IR Agreement no later than the second quarter of 2009, at which time the status of the 200,000 shares of common stock will be determined.

Deferred Compensation Expense

As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, on September 13, 2007, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of March 31, 2009 and December 31, 2008, the unamortized balance of deferred compensation, related to the consulting contact with the significant stockholder was $13,182 and $20,766, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of March 31, 2009, the balance of deferred compensation, related to the IR Agreement has been fully amortized.

As of March 31, 2009 and December 31, 2007, the unamortized balance of deferred compensation expense was $13,182 and $20,922, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2009

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended

	March 31, 2009	March 31, 2008

	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$456	$—

Cash paid during the period for interest	$—	$35,222

Non-cash activities

Issuance of common stock related to investor relations agreement	$—	$750

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three month periods ended March 31, 2009.

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

The Company sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to ARAGONE S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered May 1, 2009. The Company intends to use the proceeds of this sale to satisfy outstanding obligations and build inventory for the up coming launch of the PlayGlo™ line of products.

ABILITY TO CONTINUE AS A GOING CONCERN

At March 31, 2009, we have a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $15.7 million and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional debt and/or equity financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2008. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. However, until we identify alternative sources of funding, we will be totally dependent on Mr. Planche to fund our operations. We do not have any current plans to access typical sources of credit until our sales volume increases and we have no plans to make significant investments in property, plant or equipment. Mr. Planche has made $1.7 million in unsecured cash advances to us through May 14, 2009.

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

Due to the recent turmoil in the global economy, it is uncertain that the necessary funds will be available when we require them. We feel that we may benefit from, and take advantage of, the recent economic uncertainty. As it becomes more difficult for companies to stay in business, we believe they will need to find more creative and unique ways to differentiate themselves from their competition. We believe those companies will be more open to our products as they try to maintain their market share.

We believe that we will be successful in generating the necessary financing to fund our operations through the 2009 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2009 COMPARED WITH THREE MONTH PERIOD ENDED MARCH 31, 2008

Revenues

Our revenues, net of returns, allowances and discounts, for the three period ended March 31, 2009 were $1,742 compared to $8,385 for the comparable three month period of 2008. The decrease in our revenue for the three month period ended March 31, 2009 was due to fewer sales of our Luminescent Products through our internet webstore and less effort place on commercial sales in anticipation of launch of PlayGlo in the second quarter 2009.

During the first quarter of 2009 we had no commercial sales of our Luminescent Products as we concentrated on building our PlayGlo™ line of products, and their planned launch during the second quarter 2009.

During April, the Company shipped several thousand sheets of its new paper-backed offset product to a stationery products company. The Company will recognize $48,270 of revenue from this sale in the second quarter 2009.

Gross Profit

Our gross profit was $942 (54.1%) for the three month period ended March 31, 2009, compared to a gross profit of $1,752 (20.9%) for the comparable three month period in fiscal 2008. The decrease in our gross profit for the three month period ended March 31, 2009 was due to fewer sales of our products through the webstore.

Research and Development Expenses

Research and development expenses decreased by $18,082 for the three month period ended March 31, 2009, to $15,000 from $33,082 for the comparable three month period in 2008. The decrease was primarily related to shifting our focus to our upcoming marketing effort in the second quarter 2009.

Selling and Marketing Expenses

Selling and marketing expenses consist of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases. Selling and marketing expenses increased by $6,115 to $61,932 from $55,817 for the three month period ended March 31, 2009 compared with the three month period of 2008.

The increase for the three month period ended March 31, 2009 is primarily related to the costs associated with a national toy fair during the quarter. The increase is also attributable to higher material costs to produce our sales and marketing samples with our new raw materials and samples for the toy fair.

We anticipate beginning a major sales and marketing effort targeting consumers that use our Luminescent Products to enhance an existing product, such as a puzzle or a game, stickers, home decoration, “skins” for electronic products, trading cards and other sports collectibles. Our sales and marketing costs will increase significantly as our marketing samples are produced in the second and third quarters and our sales and marketing effort begins in the second quarter 2009. We anticipate that the cost of our 2009 sales and marketing effort to be between $500,000 to $750,000, which includes, but is not limited to, the costs to produce all of our marketing collateral and samples, travel costs, employee compensation.

General and Administrative

General and administrative expenses consisted primarily of the compensation of the executive officer, other payroll and related taxes and benefits, consultants, rent and legal and accounting fees. General and administrative expenses decreased by $14,945 for the three month period ended March 31, 2009, to $78,730 from $93,675 for the comparable three month period in 2008.

The decrease for the three month period ended March 31, 2009 is primarily related to a reduction of accounting and legal and a decrease in payroll and payroll related costs due to higher allocations to selling and marketing.

General and administrative costs include consulting fees of $7,551 and $7,469 for the three month periods ended March 31, 2009 and 2008 respectively, related to a two-year consulting contract with a significant stockholder, which was executed on September 11, 2007.

OTHER INCOME (EXPENSE)

Interest Expense

For the three month periods ended March 31, 2009 and 2008, interest expense was $35,632 and $41,619, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from Mr. Planche.

For the three month periods ended March 31, 2009 and 2008, we incurred interest of $32,642 and $35,389, respectively, on our Loan Agreement with Ross/Fialkow. We also incurred interest on cash advances from Mr. Planche of $2,990 and $6,230, respectively.

Income Taxes

We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance. The Company paid $456 along with its extension for a state tax return.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2009

Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. Our net working capital deficit at March 31, 2009 was $2.9 million compared to a deficit of $2.7 million as of December 31, 2008.

The current financing for our operations is derived primarily from unsecured, interest bearing cash advances from Mr. Planche. While we believe that he will be able to continue funding our operations, there is no guarantee that he will have the ability to continue to do so. In light of the recent economic turmoil in the global credit markets, Mr. Planche may not be able to fund our operations on a timely basis to enable us to take advantage of various economic opportunities. We do have the ability to borrow $86,000 under our Loan Agreement with Ross/Fialkow (see NOTE 8 - LINE OF CREDIT in the notes to our condensed consolidated financial statements included in this Form 10-Q); however, it is inadequate based on our current and future funding requirements.

Due to the recent turmoil in the global economy, it is uncertain that the necessary funds will be available when we require them. We feel that we may benefit from, and take advantage of, the recent economic uncertainty. As it becomes more difficult for companies to stay in business, we believe they will need to find more creative and unique ways to differentiate themselves from their competition. We believe those companies will be more open to our products as they try to maintain their market share.

In addition, our current sales and marketing efforts will require substantial funding beyond our current operating requirements. We currently intend to attempt raising capital from various sources, however, we feel that we will be unable to attract the necessary debt and/or equity financing unless our current sales and marketing efforts are successful and until additional commercial and retail sales can be generated to demonstrate that there is a market for our Luminescent Products beyond our current limited successes.

As previously discussed, we estimate that it will require $500,000 to $750,000 in additional funding, to be used for various purposes, to make this sales and marketing effort successful. An ability to raise capital to fund this effort, or fund it timely, may influence how successful our sales and marketing effort is and consequently, affect our ability to attract future debt and/or equity financing for future operations.

Cash decreased to $2,629 at March 31, 2009 from $10,271 at December 31, 2008.

Net cash used for operating activities for the three months ended March 31, 2009 was $50,600. The primary reason for the cash usage was to fund the loss for the period.

Net cash provided by financing activities for the three months ended March 31, 2009 was $42,000. The net cash provided was derived from unsecured cash advances received from our president of $28,000 and advances from our line of credit of $14,000.

Credit Availability

We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 – LINE OF CREDIT of our condensed consolidated financial statements. We have borrowed $664,000 of the $750,000 available under this loan agreement. As of March 31, 2009, the outstanding balance under the line of credit was $664,000.

Effects of Inflation

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer (one individual) have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer (one individual), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to ARAGONE S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered May 1, 2009. The Company intends to use the proceeds of this sale to satisfy outstanding obligations and build inventory for the up coming launch of the PlayGlo™ line of products.

On May 7, 2009 the Company paid Ross/Fialkow all accrued and outstanding interest due as of March 31, 2009 of $65,592, issued and delivered a certificate for 125,000 shares of common stock as obligated under the Amendment and Waiver dated April 10, 2009.

ITEM 6. EXHIBITS

Number	Description of Exhibit

31	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	E-1

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	E-2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTEC, INC.

Date: May 15, 2009	By:	/s/ Patrick Planche

Patrick Planche, President, Chief Executive Officer, Treasurer, Director Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer