Form 10-Q
period 2009-06-30
BRIGHTEC, INC
filed 2009-08-14
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes   ☐ No

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding as of August 14, 2009

Common stock, $0.001 par value	146,467,837

Note Regarding Forward Looking Statements:

This Form 10-Q and other reports filed by Brightec, Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”), as well as the Company’s press releases, contain or may contain forward-looking statements. The information provided is based upon beliefs of, and information currently available to, the Company’s management, as well as estimates and assumptions made by the Company’s management. Statements that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” or the negative thereof. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause actual results of the Company to vary materially from historical results or from any future results expressed or implied in such forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Brightec, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30, 2009	December 31, 2008

	(Unaudited)
ASSETS

Current assets
Cash	$87,441	$10,271
Inventory	282,923	286,103
Prepaid expenses	6,769	7,545

TOTAL CURRENT ASSETS	377,133	303,919

Office and photographic equipment	27,984	27,984
Less: accumulated depreciation	(25,505)	(24,754)

	2,479	3,230

Deposit	3,033	3,033

	3,033	3,033

TOTAL ASSETS	$382,645	$310,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$664,000	$650,000
Accounts payable	194,945	198,531
Accrued interest (including related party interest of $49,144 and $42,841 respectively:	54,678	76,064
Accrued compensation	492,500	387,500
Accrued liabilities	63,599	58,048
Advances due to related party	1,714,635	1,678,635

TOTAL CURRENT LIABILITIES	3,184,357	3,048,778

Stockholders’ deficit
Preferred stock, $.001 par value - shares authorized 5,000,000; shares issued 0 and 0, respectively:	—	—
Common stock, $.001 par value - shares authorized 245,000,000; shares issued 146,467,837 and 144,342,837, respectively:	146,468	144,343
Additional paid-in capital	12,783,890	12,485,890
Deferred compensation expense	(5,631)	(20,922)
Accumulated deficit	(15,922,325)	(15,545,866)
Accumulated other comprehensive income	195,886	197,959

TOTAL STOCKHOLDERS’ DEFICIT	(2,801,712)	(2,738,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382,645	$310,182

See accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
and Accumulated Deficit and Comprehensive Loss

	For the Three Months Ended		For the Six Months Ended

	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$49,101	$884	$50,843	$9,269
Cost of sales	25,545	460	26,345	7,093

Gross profit	23,556	424	24,498	2,176

Operating expenses
Research and development	37,198	38,636	52,198	71,718
Selling and marketing	56,352	48,643	118,284	104,460
General and administrative (including related party consulting expenses of $7,551, $7,469, $15,135 and $14,938, respectively)	95,961	119,182	175,147	212,857

	189,511	206,461	345,629	389,035

Operating loss	(165,955)	(206,037)	(321,131)	(386,859)

Other Income (Expense)
Interest expense (including related party $3,313, $5,266, $6,303 and $11,496 respectively)	(19,696)	(40,662)	(55,328)	(82,281)

	(19,696)	(40,662)	(55,328)	(82,281)

Net loss	(185,651)	(246,699)	(376,459)	(469,140)
Accumulated deficit – beginning	(15,736,674)	(14,648,922)	(15,545,866)	(14,426,481)

Accumulated deficit – ending	$(15,922,325)	$(14,895,621)	$(15,922,325)	$(14,895,621)

Basic and diluted net loss per share	$—	$—	$—	$—

Weighted average number of shares used in the computation of basic and diluted net loss per share	145,799,298	144,342,837	145,066,999	144,224,052

COMPREHENSIVE LOSS
Net loss	$(185,651)	$(246,699)	$(376,459)	$(469,140)
Foreign currency translation adjustment	(2,987)	360	(2,073)	(1,155)

Comprehensive loss	$(188,638)	$(246,339)	$(378,532)	$(470,295)

See accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended

	June 30, 2009	June 30, 2008

	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(376,459)	$(469,140)

Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock based compensation	15,291	15,156
Accrued interest on advances from related party	6,303	11,496
Depreciation and amortization expense	751	497
General and administrative expenses associated with stock based transactions	125	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	—	3,247
Inventory	3,180	(126,993)
Prepaid expenses	776	(3,593)
Increase (decrease) in:
Accounts payable	(3,586)	(35,492)
Accrued liabilities	82,862	52,870

Net cash used in operating activities	(270,757)	(551,952)

Cash flows from investing activities
Purchases of property and equipment	—	(4,473)

Net cash used in investing activities	—	(4,473)

Cash flows from financing activities
Proceeds from sale of common stock	300,000	—
Advances received from related party	36,000	530,396
Advances from line of credit	14,000	—

Net cash provided by financing activities	350,000	530,396

Effects of changes in foreign exchange rates	(2,073)	(1,155)

Net increase (decrease) in cash	77,170	(27,184)

Cash at beginning of period	10,271	32,464

Cash at end of period	$87,441	$5,280

See NOTE 12 for supplemental cash flow information.

See accompanying notes to unaudited condensed consolidated financial statements.

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements at June 30, 2009 and for the three and six month periods then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the “Subsidiary”), a Swiss corporation. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events,” through the date that the financial statements were issued on August 14, 2009.

NOTE 3 – LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN
The Company had a working capital deficit of approximately $2.8 million and an accumulated deficit of approximately $15.9 million at June 30, 2009, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec’s products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets. The financial statements do not include any adjustments that might result from the outcome of these uncertanties.

In 2006, the Company entered into a $750,000 Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”). As of June 30, 2009 the loan principal was $664,000 and the remaining funds available under the Loan Agreement were $86,000. See NOTE 8 – LINE OF CREDIT.

Mr. Planche, the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer has been funding the Company’s cash requirements as needed through unsecured cash advances. For the period January 1, 2009 through June 30, 2009, Mr. Planche made unsecured cash advances of $36,000. See NOTE 7 – RELATED PARTY TRANSACTIONS.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants (weighted average)	6,320,832	6,320,832	6,320,832	6,320,832

Convertible debt (weighted average)	5,533,333	5,833,333	5,519,153	5,833,333

Stock options (weighted average)	20,500,000	20,500,000	20,500,000	20,500,000

NOTE 5 – INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008

	(Unaudited)

Raw materials and Work in process	$109,860	$108,952
Finished goods	173,063	177,151

	$282,923	$286,103

At December 31, 2008, the Company wrote down inventory by $85,000 for items that it did not expect to utilize during the 2009 fiscal year. The items identified have not been scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo™ products.

NOTE 6 – INCOME TAXES
The Company has not calculated the tax benefits of its net operating losses as of June 30, 2009 and December 31, 2008 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2008, 2007, 2005, 2004, 2003, 2002 and 2000. The tax returns filed for 2006 and 2001 (if permitted) will need to be amended. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances due to related party
At December 31, 2008, the Company owed Mr. Planche $1,678,635 in connection with unsecured cash advances made by him to the Company. During the six month period ended June 30, 2009, Mr. Planche made advances to the Company of $36,000. During the six month period ended June 30, 2009, the Company did not repay any of the outstanding advances. At June 30, 2009, the Company owes Mr. Planche $1,714,635.

All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (0.75% and 1.36% at June 30, 2009 and December 31, 2008, respectively) calculated and accrued monthly. As of June 30, 2009 and December 31, 2008, accrued interest owed on the unsecured cash advances was $49,144 and $42,841, respectively. Interest expense incurred for the three and six month periods ended June 30, 2009 and 2008 was $3,313, $5,266, $6,303 and $11,496 respectively.

Consulting agreement
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the three and six month periods ended June 30, 2009 and 2008, the Company recognized non-cash consulting expense of $7,551, $7,469, $15,135 and $14,938, respectively, related to the consulting agreement. At June 30, 2009 and December 31, 2008, no monies were owed to this stockholder.

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

3.

Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2009. All defaults were cured as of June 30, 2009

4.	Issuance of common stock: The Company agreed to issue Ross/Fialkow 125,000 shares of common stock no later than May 31, 2009.

As of June 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $664,000 and $650,000, respectively. Interest expense was $16,328, $35,389, $48,970 and $70,778 for the three and six month periods ended June 30, 2009 and 2008, respectively.

On May 7, 2009 the Company paid all accrued and outstanding interest due as of March 31, 2009 of $65,592. In addition, the Company issued and delivered a certificate for 125,000 shares of common stock as obligated under the Amendment and Waiver Agreement.

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

On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. (“Agoracom”) as payment under an Investor Relations Agreement (the “IR Agreement”). The 250,000 shares of common stock were issued on March 28, 2008. Agoracom was to receive an additional 200,000 shares of common stock on September 17, 2008, however, due to certain marketing delays, Agoracom agreed to suspend the IR Agreement for six months. During the second quarter of 2009 the Company reevaluated its need for the IR Agreement and concluded that it will defer commencement of the IR Agreement to the first quarter of 2010, at which time the status of the 200,000 shares of common stock will be determined.

Deferred Compensation Expense
As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, on September 13, 2007, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of June 30, 2009 and December 31, 2008, the unamortized balance of deferred compensation, related to the consulting with the significant stockholder was $5,631 and $20,766, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of June 30, 2009 and December 31, 2008, the balance of deferred compensation, related to the IR Agreement was $0 and $156 respectively.

As of June 30, 2009 and December 31, 2008, the unamortized balance of deferred compensation expense was $5,631 and $20,922, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2009, the Company adopted FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS No. 157 until January 1, 2009 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the delayed items of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect adoption to have a material impact on our consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS
Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible debt, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Six Months Ended

	June 30, 2009	June 30, 2008

	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$—	$—

Cash paid during the period for interest	$76,714	$71,001

Non-cash activities

Issuance of common stock related to investor relations agreement	$—	$750

NOTE 13 – SUBSEQUENT EVENT
The Company received a Notice of Federal Tax Lien dated August 6, 2009. The IRS is claiming the Company owes payroll taxes for the second and third quarters of 2006 as well as interest and penalties totaling approximately $53,000. The lien attaches to all assets currently owned and to all property the Company may acquire in the future. An administrative assessment of payroll liability was determined as a result of the Company not filing required quarterly payroll reports. The Company’s calculations indicate that no payroll tax liability was due during these two periods.

The Company believes that it does not owe the delinquent taxes, penalties and interest and plans on contesting the lien. The Company has replied to all correspondence, filed all outstanding quarterly reports and all other requested documentation with the IRS. Our latest reply on July 13, 2009 is currently under review at the IRS. We believe that upon review, this matter will be resolved without an assessment of liability or interest. It is our understanding that the administrative review process of our case will take 4 to 5 months from the date of submission. The Company did not accrue the amounts due under the lien as of and for the six and three months ended June 30, 2009.

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

CRITICAL ACCOUNTING POLICIES
Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three and six month periods ended June 30, 2009.

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

We launched our new website in September 2007 and we began to introduce our new product line shortly thereafter. We anticipated having all of our currently planned products introduced to the market by the end of 2007. However, due to a manufacturing complication, we were forced into re-working our manufacturing process, which caused us not to be able to introduce all of the new product lines that we had anticipated.

At the end of 2008, the Company has decided to add to its Brightec films product offering for 2009 a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses Brightec’s films, will be manufactured in the USA and will comprise puzzles and stickers.

The Company sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to ARAGONE S.A. of Geneva, Switzerland (“Aragone”) in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered May 1, 2009. The Company intends to use the proceeds of this sale to satisfy outstanding obligations and build inventory for the up coming launch of the PlayGlo™ line of products.

ABILITY TO CONTINUE AS A GOING CONCERN
At June 30, 2009, we have a working capital deficit of approximately $2.8 million, an accumulated deficit of approximately $15.9 million and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional debt and/or equity financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2008. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. However, until we identify alternative sources of funding, we will be totally dependent on Mr. Planche to fund our operations. We do not have any current plans to access typical sources of credit until our sales volume increases and we have no plans to make significant investments in property, plant or equipment. Mr. Planche has made $1.7 million in unsecured cash advances to us through June 30, 2009.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 COMPARED WITH THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2008

Revenues
Our revenues, net of returns, allowances and discounts, for the three and six month periods ended June 30, 2009 were $49,101 and $50,843 respectively, compared to $884 and to $9,269 for the comparable three and six month periods of 2008. The increase in our revenue for the three month period ended June 30, 2009 was due to a sale of several thousand sheets of our paper-backed offset product to a major stationery supplier for $48,270, and an increase in sales through our internet webstore.

For the six month period ended June 30, 2009, the increase in our revenue was due to a sale of several thousand sheets of our paper-backed offset product to a major stationery supplier for $48,270, partially offset by the decline in the number of commercial sales we made and because of a specialized promotional product that we manufactured and delivered in the first quarter of 2008 of $7,207.

During the second quarter of 2009, while we had one commercial sale of our Luminescent Product to a major stationery supplier, we concentrated our efforts on building inventory of our PlayGlo™ line of products and their planned launch during the second quarter 2009. The launch of the line is now in effect and sales will be recorded during third quarter 2009.

Gross Profit

Our gross profit was $23,556 (47.9%) and $24,498 (48.2%) for the three and six month periods ended June 30, 2009, respectively, compared to a gross profit of $424 (47.9%) and $2,176 (23.5%) for the comparable three and six month periods in fiscal 2008. The increase in our gross profit for the three month period ended June 30, 2009 was due to a sale to a major stationery supplier previously discussed.

The increase in our gross profit for the six month period ended June 30, 2009 was due an increase in revenue to a sale to a major stationery supplier previously discussed, partially offset by to the specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Research and Development Expenses

Research and development expenses decreased by $1,438 and $19,520 for the three and six month periods ended June 30, 2009, respectively, to $37,198 and $52,198, respectively, from $38,636 and $71,718 for the comparable three and six month periods of 2008.

The decrease for the three month period ended June 30, 2009 of $1,438 was primarily related to a decrease in patent related costs from the prior year’s comparable period of $3,772 partially offset by a change in the method of allocating various personnel costs of $2,525.

The decrease for the six month periods ended June 30, 2009 was primarily due to specific costs incurred relating to a necessary change in the primary raw materials used in manufacturing our Luminescent Product. The change required us to change our manufacturing and a decrease in patent costs for the same period.

Selling and Marketing Expenses

Selling and marketing expenses consisted of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases and shareholder communications. Selling and marketing expenses increased $7,709 to $56,352 from $48,643 for the three month period ended June 30, 2009 compared with the three month period of 2008. Selling and marketing expenses increased by $13,824 for the six month period ended June 30, 2008, to $118,284 from $104,460.

The increase for the three month period ended June 30, 2009 is primarily related to consulting costs associated with the upcoming PlayGlo™ product introduction.

The increase for the six month period ended June 30, 2009 is primarily related to consulting costs associated with the upcoming PlayGlo™ product introduction and certain material costs to produce our new samples used for the toy fair earlier this year.

We anticipate beginning a major sales and marketing effort in conjunction with the launch of the PlayGlo™ line. This effort will target independent retailers in the toy, gift and book stores, as well as tourist, museum, science center, aquarium and zoo shops. Our sales and marketing costs will increase significantly as our marketing samples are produced and distributed in the third and fourth quarters. Our sales and marketing effort began in the second quarter 2009 with identifying our initial selection of our target group of independent retailers. We anticipate that the cost of our 2009 sales and marketing effort to be between $300,000 to $450,000, which includes, but is not limited to, the costs to produce all of our marketing collateral and samples, travel costs, employee compensation. This estimate is less than initially anticipated due the launch occurring later in the year that originally planned.

General and Administrative Expenses

General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses decreased by $23,221 and $37,710 for the three and six month periods ended June 30, 2009, respectively to $95,961 and $175,147, respectively, from $119,182 and $212,857 for the comparable three and six month periods of 2008.

The decrease for the three month period ended June 30, 2009 is primarily related to a reduction of accounting and legal and a decrease in payroll and payroll related costs due to higher allocations to selling and marketing partially offset by increases in rent, health care.

The decrease for the six month period ended June 30, 2009 is primarily related to a reduction of accounting and legal costs and a decrease in payroll and payroll related costs due to higher allocations to selling and marketing partially offset by increase in rent and health care costs.

General and administrative costs included consulting fees of $7,469 and $15,135 for the three and six month periods ended June 30, 2009, related to a two-year consulting contract with a significant stockholder, commencing on September 11, 2007. The consulting contract fees, with this stockholder for the prior year’s comparable time periods of 2008 were $7,469 and $14,938, respectively.

OTHER INCOME (EXPENSE)

Interest Expense
For the three and six month periods ended June 30, 2009 and 2008, interest expense was $19,696, $55,328, $40,662 and $82,281, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from Mr. Planche, our president. The interest rate charged by Ross/Fialkow on the outstanding balances under the line of credit was reduced from 20% to 10% effective April 1, 2009. The interest rate charged by Mr. Planche is the Internal Revenue Service short term “Applicable Federal Rate.”

For the three and six month periods ended June 30, 2009 and 2008, we incurred interest of $16,327, $48,970, $35,389, and $70,778, respectively, on our Loan Agreement with Ross/Fialkow. We also incurred interest on unsecured cash advances from our president of $3,313, $5,266, $6,303 and $11,496, respectively. For the six months ended June 30, 2009, we incurred other miscellaneous interest costs of $56.

For the three and six month periods ended June 30, 2009 and 2008, interest expense decreased by $20,966 and $26,953, respectively. Of this decrease in interest, $19,062 and $21,808 is attributed to the reduction in the interest rate on the outstanding balance of our line of credit, and $1,953 and $5,193 is attributable to the decrease in the interest rate on the outstanding balance of unsecured cash advances we received from Mr. Planche. The remaining change is attributable to a net change in miscellaneous interest income expense of $49 and $48, respectively.

Income Taxes
We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance. The Company paid $456 along with its extension for a state tax return.

LIQUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 2009

Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. Our net working capital deficit at June 30, 2009 was $2.8 million compared to a deficit of $2.7 million as of December 31, 2008.

The current financing for our operations is derived primarily from unsecured, interest bearing cash advances from Mr. Planche. While we believe that he will be able to continue funding our operations, there is no guarantee that he will have the ability to continue to do so. Mr. Planche has not committed to provide any additional cash advances to the Company. In light of the recent economic turmoil in the global credit markets, Mr. Planche may not be able to fund our operations on a timely basis to enable us to take advantage of various economic opportunities. We do have the ability to borrow $86,000 under our Loan Agreement with Ross/Fialkow (see NOTE 8 - LINE OF CREDIT in the notes to our condensed consolidated financial statements included in this Form 10-Q); however, it is inadequate based on our current and future funding requirements.

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

Cash increased to $87,441 at June 30, 2009 from $10,271 at December 31, 2008.

Net cash used for operating activities for the six months ended June 30, 2009 was $270,757. The primary reason for the cash usage was to fund the loss for the period.

Net cash provided by financing activities for the six months ended June 30, 2009 was $350,000. The net cash provided was derived from a sale of 2,000,000 shares of common stock valued at $0.15 per share for $300,000 to ARAGONE S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009, unsecured cash advances received from our president of $36,000 and advances from our line of credit of $14,000.

Credit Availability
We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 – LINE OF CREDIT of our condensed consolidated financial statements. We have borrowed $664,000 of the $750,000 available under this loan agreement. As of June 30, 2009, the outstanding balance under the line of credit was $664,000.

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

Subsequent Event
The Company received a Notice of Federal Tax Lien dated August 6, 2009. The IRS is claiming the Company owes payroll taxes for the second and third quarters of 2006 as well as interest and penalties totaling approximately $53,000. The lien attaches to all assets currently owned and to all property the Company may acquire in the future. An administrative assessment of payroll liability was determined as a result of the Company not filing required quarterly payroll reports. The Company’s calculations indicate that no payroll tax liability was due during these two periods.

The Company believes that it does not owe the delinquent taxes, penalties and interest and plans on contesting the lien. The Company has replied to all correspondence, filed all outstanding quarterly reports and all other requested documentation with the IRS. Our latest reply on July 13, 2009 is currently under review at the IRS. We believe that upon review, this matter will be resolved without an assessment of liability or interest. It is our understanding that the administrative review process of our case will take 4 to 5 months from the date of submission. The Company did not accrue the amounts due under the lien as of and for the six and three months ended June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer (one individual) have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer (one individual), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The Company received a Notice of Federal Tax Lien dated August 6, 2009. The IRS is claiming the Company owes payroll taxes for the second and third quarters of 2006 as well as interest and penalties totaling approximately $53,000. The lien attaches to all assets currently owned and to all property the Company may acquire in the future. An administrative assessment of payroll liability was determined as a result of the Company not filing required quarterly payroll reports. The Company’s calculations indicate that no payroll tax liability was due during these two periods.

The Company believes that it does not owe the delinquent taxes, penalties and interest and plans on contesting the lien. The Company has replied to all correspondence, filed all outstanding quarterly reports and all other requested documentation with the IRS. Our latest reply on July 13, 2009 is currently under review at the IRS. We believe that upon review, this matter will be resolved without an assessment of liability or interest. It is our understanding that the administrative review process of our case will take 4 to 5 months from the date of submission. The Company did not accrue the amounts due under the lien as of and for the six and three months ended June 30, 2009.

ITEM 6. EXHIBITS

Number	Description of Exhibit

10.30	Standard Form Commercial Lease dated September 12, 2008 between Brightec, Inc. and William Dolan on behalf of Pleasant Street Realty Trusts I & II

31	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	E-1

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	E-2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTEC, INC.

Date: August 14, 2009	By:	/s/ Patrick Planche

Patrick Planche, President, Chief Executive
Officer, Treasurer, Director Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer