Form 10-Q
period 2009-09-30
BRIGHTEC, INC
filed 2009-11-16
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding as of November 13, 2009

Common stock, $0.001 par value	146,467,837

INDEX

		Page Number

Note Regarding Forward Looking Statements		3

Part I. Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008		4

Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss for the Three and Nine Month Periods Ended September 30, 2009 and 2008 (Unaudited)		5

Consolidated Statements of Cash Flows for the Nine Month Period Ended September 30, 2009 and 2008 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements (Unaudited)		7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18-19

Part II. Other Information

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Brightec, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30, 2009	December 31, 2008

	(Unaudited)

ASSETS

Current assets
Cash	$8,152	$10,271
Accounts receivable, net	15	—
Inventory	324,940	286,103
Prepaid expenses	3,875	7,545

TOTAL CURRENT ASSETS	336,982	303,919

Office and photographic equipment	28,320	27,984
Less: accumulated depreciation	(25,900)	(24,754)

	2,420	3,230

Deposit	3,033	3,033

	3,033	3,033

TOTAL ASSETS	$342,435	$310,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$664,000	$650,000
Accounts payable	275,263	198,531
Accrued interest (including related party interest of $52,719 and $42,842, respectively)	52,719	76,064
Accrued compensation	550,000	387,500
Accrued liabilities	49,830	58,048
Advances due to related party	1,711,298	1,678,635

TOTAL CURRENT LIABILITIES	3,303,110	3,048,778

Stockholders’ deficit
Preferred stock, $0.001 par value - shares authorized 5,000,000; shares issued 0 and 0, respectively:	—	—
Common stock, $0.001 par value - shares authorized 245,000,000; shares issued 146,467,837 and 144,342,837, respectively:	146,468	144,343
Additional paid-in capital	12,783,890	12,485,890
Deferred compensation expense	—	(20,922)
Accumulated deficit	(16,086,240)	(15,545,866)
Accumulated other comprehensive income	195,207	197,959

TOTAL STOCKHOLDERS’ DEFICIT	(2,960,675)	(2,738,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$342,435	$310,182

See accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
and Accumulated Deficit and Comprehensive Loss

	For the Three Months Ended		For the Nine Months Ended

	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$2,935	$2,234	$53,778	$11,503

Cost of sales	1,447	1,644	27,792	8,737

Gross profit	1,488	590	25,986	2,766

Operating expenses
Research and development	15,550	12,758	67,748	84,476
Selling and marketing	43,708	51,143	161,992	155,603
General and administrative (including related party consulting expenses of $5,631, $7,551, $20,733 and $22,489, respectively)	85,776	139,163	260,923	352,020

	145,034	203,064	490,663	592,099

Operating loss	(143,546)	(202,474)	(464,677)	(589,333)

Other Income (Expense)
Interest income	—	—	—	6
Interest expense (including related party $3,574, $8,738, $9,877 and $20,234 respectively)	(20,369)	(44,354)	(75,697)	(126,641)

	(20,369)	(44,354)	(75,697)	(126,635)

Net loss	(163,915)	(246,828)	(540,374)	(715,968)

Accumulated deficit – beginning	(15,922,325)	(14,895,621)	(15,545,866)	(14,426,481)

Accumulated deficit – ending	$(16,086,240)	$(15,142,449)	$(16,086,240)	$(15,142,449)

Basic and diluted net loss per share	$––	$—	$—	$—

Weighted average number of shares used in the computation of basic and diluted net loss per share	146,467,837	144,342,837	145,542,560	144,264,082

COMPREHENSIVE LOSS

Net loss	$(163,915)	$(246,828)	$(540,374)	$(715,968)

Foreign currency translation adjustment	(679)	786	(2,752)	(369)

Comprehensive loss	$(164,594)	$(246,042)	$(543,126)	$(716,337)

See accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended

	September 30, 2009	September 30, 2008

	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(540,374)	$(715,968)

Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock based compensation	20,922	22,895
Accrued interest on advances from related party	9,877	20,234
Depreciation and amortization expense	1,146	870
Write-off of deferred financing costs	—	20,085
General and administrative expenses associated with stock based transactions	125	—

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(15)	3,936
Inventory	(38,837)	(156,908)
Prepaid expenses	3,670	(41,349)
Deposit		(992)
Increase (decrease) in:
Accounts payable	76,732	(12,067)
Accrued liabilities	121,060	101,700

Net cash used in operating activities	(345,694)	(757,564)

Cash flows from investing activities
Purchases of property and equipment	(336)	(4,473)

Net cash used in investing activities	(336)	(4,473)

Cash flows from financing activities
Proceeds from sale of common stock	300,000	—
Advances received from related party	36,463	805,510
Repayment of advances received from related party	(3,800)	—
Advances from line of credit	14,000	—
Repayment of advances from line of credit	—	(50,000)

Net cash provided by (used in) financing activities	346,663	(755,510)

Effects of changes in foreign exchange rates	(2,752)	(369)

Net decrease in cash	(2,119)	(6,896)

Cash at beginning of period	10,271	32,464

Cash at end of period	$8,152	$25,568

See NOTE 12 for supplemental cash flow information.

See accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Brightec, Inc. (the “Company”) develops and markets luminescent films which incorporates luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” Our Luminescent Products will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

In 2008, the Company decided to add to its Brightec film products a new line of finished products for children under the brand name PlayGlo™. Our new PlayGlo™ product uses Brightec’s films, will be manufactured in the U.S. and will feature of puzzles and stickers.

ACCOUNTING STANDARDS CODIFICATION

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

NOTE 2 – INTERIM FINANCIAL STATMENTS

The accompanying unaudited condensed consolidated financial statements at September 30, 2009 and for the three and nine month periods then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the “Subsidiary”), a Swiss corporation. All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

We have evaluated subsequent events, through the date that the financial statements were issued on November 16, 2009.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 3 – LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company had a working capital deficit of approximately $2.9 million and an accumulated deficit of approximately $16.1 million at September 30, 2009, and recurring net losses since inception. The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market the Company’s products at competitive prices, to establish profitable operations and to generate positive operating cash flows. If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

In 2006, the Company entered into a $750,000 Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”). As of September 30, 2009, the loan principal was $664,000 and the remaining funds available under the Loan Agreement were $86,000.

The Company received a notice of default from the Ross/Fialkow dated November 3, 2009 for the non-payment of accrued interest of $22,686 and certain legal fees incurred with the Loan Agreement and the balance due under the Loan Agreement upon maturity. On November 13, 2009 the Company and Ross/Fialkow signed an Amendment and Waiver Agreement extending terms of the Loan Agreement. See NOTE 8 – LINE OF CREDIT.

Mr. Planche, the Company’s President, Chief Executive Officer, Chief Financial Officer, Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer, has been funding the Company’s cash requirements as needed through unsecured cash advances. For the period January 1, 2009 through September 30, 2009, Mr. Planche made unsecured cash advances of $36,463. See NOTE 7 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2009 calendar year. However, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that Mr. Planche will continue such financing.

NOTE 4 – EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with ASC 260. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive. The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Warrants (weighted average)	6,320,832	6,320,832	6,320,832	6,320,832

Convertible debt (weighted average)	5,533,333	5,801,630	5,523,931	5,822,688

Stock options (weighted average)	20,500,000	20,500,000	20,500,000	20,500,000

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at September 30, 2009 and December 31, 2008, respectively:

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

	September 30, 2009	December 31, 2008

	(Unaudited)

Raw materials and Work in process	$132,994	$108,453
Finished goods	191,946	177,650

	$324,940	$286,103

At December 31, 2008, the Company wrote down inventory by $85,000 for items that it did not expect to utilize during the 2009 fiscal year. The items identified have not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo™ products.

NOTE 6 – INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of September 30, 2009 and December 31, 2008 since it does not have the required information. The Company has not filed its federal and state corporate tax returns for years ended December 31, 2008, 2007, 2005, 2004, 2003, 2002 and 2000. The tax returns filed for 2006 and 2001 (if permitted) will need to be amended. Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances due to related party

At December 31, 2008, the Company owed Mr. Planche $1,678,635 in connection with unsecured cash advances made by him to the Company. During the nine month period ended September 30, 2009, Mr. Planche made advances to the Company of $36,463. During the nine month period ended September 30, 2009, the Company repaid $3,800 of such outstanding advances. At September 30, 2009, the Company owed to Mr. Planche $1,711,298.

All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (0.84% and 1.36% at September 30, 2009 and December 31, 2008, respectively) calculated and accrued monthly. As of September 30, 2009 and December 31, 2008, accrued interest owed on the unsecured cash advances was $52,719 and $42,841, respectively. Interest expense incurred for the three and nine month periods ended September 30, 2009 and 2008 was $3,574, $8,738, $9,877 and $20,234, respectively.

Consulting Agreement

On September 11, 2007, the Company issued 2,000,000 of its shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on September 11, 2007. For the three and nine month periods ended September 30, 2009 the Company recognized non-cash consulting expense of $5,631 and $20,733 compared to $7,551, and $22,489 for the comparable periods from the prior year related to this consulting agreement. At September 30, 2009 and December 31, 2008, the Company owed $0 to this stockholder.

NOTE 8 – LINE OF CREDIT

On June 8, 2006, the Company entered into the Loan Agreement with Ross/Fialkow in the amount of $750,000. The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow into the Company’s common stock at the rate of $0.12 per share. Such shares carry piggy-back registration rights. All of the assets of the Company have been pledged, including the assets of the Company’s subsidiary.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009, the significant terms of which are as follows:

1.	Maturity date: December 31, 2009.

2.	Interest rate: 10% per annum effective April 1, 2009, payable monthly in arrears on the first day of each month commencing May 1, 2009.

3.

Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2009. All defaults were cured as of June 30, 2009.

4.	Issuance of common stock: The Company agreed to issue Ross/Fialkow 125,000 shares of common stock no later than May 31, 2009.

As of September 30, 2009 and December 31, 2008, the outstanding balance on the line of credit was $664,000 and $650,000, respectively. Interest expense was $16,600 and $35,612 for the three and nine month periods ending September 30, 2009 compared to $65,570 and $106,390 for the three and nine month periods ended September 2008, respectively.

On May 7, 2009, the Company paid all accrued and outstanding interest due as of March 31, 2009 of $65,592. In addition, the Company issued and delivered a certificate for 125,000 shares of common stock as obligated under the Amendment and Waiver Agreement.

The Company received a notice of default from the Ross/Fialkow dated November 3, 2009 for the non-payment of accrued interest of $22,686, certain legal fees incurred with the Loan Agreement and the balance due under the Loan Agreement upon maturity.

The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective November 13, 2009, the significant terms of which are as follows:

1.	Maturity date: December 31, 2010.

2.

Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until March 31, 2010. Payments to be made on March 31, 2010 will be $52,210.

NOTE 9 – CAPITAL STOCK

Issuances of Common Stock

The Company issued and sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to Aragone S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered on May 1, 2009. The Company intends to use the proceeds of this sale to satisfy outstanding obligations and build inventory for the up-coming launch of the PlayGlo™ line of products.

On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. (“Agoracom”) as payment under an Investor Relations Agreement (the “IR Agreement”). The 250,000 shares of common stock were issued on March 28, 2008. Agoracom was to receive an additional 200,000 shares of common stock on September 17, 2008, however, due to certain marketing delays, Agoracom agreed to suspend the IR Agreement for six months. During the second quarter of 2009, the Company reevaluated its need for the IR Agreement and concluded that it will defer commencement of the IR Agreement to the first quarter of 2010, at which time the status of the 200,000 shares of common stock will be determined.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

Deferred Compensation Expense

As discussed in NOTE 7 - RELATED PARTY TRANSACTIONS, on September 13, 2007, 2,000,000 shares of common stock valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of September 30, 2009 and December 31, 2008, the unamortized balance of deferred compensation related to the consulting with the significant stockholder was $0 and $20,766, respectively.

As previously discussed, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and is being amortized over twelve months (the term of the IR Agreement). As of September 30, 2009 and December 31, 2008, the balance of deferred compensation related to the IR Agreement was $0 and $156, respectively.

As of September 30, 2009 and December 31, 2008, the unamortized balance of deferred compensation expense was $0 and $20,922, respectively.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted the provisions of ASC 820-10 with respect to non-financial assets and liabilities. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820-10 did not have any impact on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all of the Company’s financial instruments, consisting primarily of cash equivalents, accounts payable and accrued expenses, other current liabilities and convertible notes, are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended

	September 30, 2009	September 30, 2008

	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$—	$—

Cash paid during the period for interest	$82,442	$106,783

Non-cash activities

Issuance of common stock related to investor relations agreement	$125	$750

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 13 – FEDERAL TAX LIEN

The Company received a Notice of Federal Tax Lien dated August 6, 2009. The IRS is claiming that the Company owes payroll taxes for the second and third quarters of 2006 as well as interest and penalties totaling approximately $53,000. The lien attaches to all assets currently owned by the Company and to all property the Company may acquire in the future. An administrative assessment of payroll liability was determined as a result of the Company not filing its required quarterly payroll reports. The Company’s calculations indicate that no payroll tax liability was due during these two periods.

The Company believes that it does not owe these taxes, penalties and interest and plans on vigorously contesting the lien. The Company has replied to all correspondence, filed all outstanding quarterly reports and all other requested documentation with the IRS. Our latest reply on July 13, 2009 is currently under review by the IRS. We believe this matter will be resolved without an assessment of liability or interest. It is our understanding that the administrative review process of our case will take 4 to 5 months from the date of submission. The Company did not accrue the amounts due under the lien as of and for the three months and nine months ended September 30, 2009.

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

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to our critical accounting policies as of and for the three and nine month periods ended September 30, 2009.

OVERVIEW

We develop and market luminescent films which incorporate luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and re-emit visible light producing a “glow” which accounts for the common terminology “glow in the dark”. Our Luminescent Products have been and will be sold primarily as a printable luminescent film designed to add luminescence to existing or new products. We manufacture through third-party manufacturers, market and sell graphic quality printable luminescent films. These films are based on our proprietary and patented technology that enables prints to be of photographic quality by day and luminescent by night. We expect that our Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing or inkjet printing, plus a variety of “print on demand” digital technologies. We currently expect to offer our products in sheets and rolls.

We completed the process of redesigning our website and have begun to introduce our new product lines to the marketplace. We started launching our new products in September 2007.

Products that we introduced by the end of the 2007 include a line of new and improved printing quality inkjet sheets of different formats, which are being sold in small packs and bulk packs for the home, office and photographic digital printing market, a line of inkjet rolls and sheets for the wide format digital printing market, and a line of offset sheets and flexo rolls for the commercial printing market.

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

At the end of 2008, the Company has decided to add to its films product offering for 2009 a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses the Company’s films, and will comprise puzzles and stickers. The Company’s initial PlayGlo offerings consists of a puzzle collection, featuring six 11” x 15”, 100 piece, animal-themed puzzles for children ages 6 and up and a sticker collections, with four images that complement the puzzle line.

The Company has retained four Manufacturers Representative Firms (MRFs) with a total of about sixty sales persons, to represent our PlayGlo™ line of glow-in-the-dark puzzles and stickers. These four MRFs cover the thirty 30 States and the District of Columbia in the following regions:

New England Region (6): Connecticut, Maine, Massachusetts, New Hampshire, Rode Island and Vermont.

Mid-Atlantic Region (7): Delaware, Maryland, New Jersey, New York, Pennsylvania, Northern Virginia and Washington, D.C.

Midwest Region (7): Illinois, Indiana, Michigan, Minnesota, North Dakota and South Dakota and Wisconsin.

Southeast and Southwest Region (11): Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina, Tennessee and Texas.

The Company issued and sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to Aragone S.A. of Geneva, Switzerland (“Aragone”) in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered May 1, 2009. The Company used the proceeds of this sale to satisfy outstanding obligations and build inventory for the up-coming launch of the PlayGlo™ line of products.

ABILITY TO CONTINUE AS A GOING CONCERN

At September 30, 2009, we have a working capital deficit of approximately $2.9 million, an accumulated deficit of approximately $16.1 million and recurring negative operating cash flows since inception. Our future viability is dependent upon our ability to obtain additional debt and/or equity financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2008. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. However, until we identify alternative sources of funding, we will be totally dependent on Mr. Planche to fund our operations. We do not have any current plans to access typical sources of credit until our sales volume increases and we have no plans to make significant investments in property, plant or equipment. Mr. Planche has made $1.7 million in unsecured cash advances to us through September 30, 2009.

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

The Company received a notice of default from the Ross/Fialkow dated November 3, 2009 for the non-payment of accrued interest of $22,686, certain legal fees incurred with the Loan Agreement and the balance due under the Loan Agreement upon maturity. On November 13, 2009 the Company and Ross/Fialkow signed an Amendment and Waiver Agreement extending terms of the Loan Agreement. See NOTE 8 – LINE OF CREDIT.

We believe that we will be successful in generating the necessary financing to fund our operations through the 2009 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2008

Revenues

Our revenues, net of returns, allowances and discounts, for the three and nine month periods ended September 30, 2009 were $2,935 and $53,778 respectively, compared with $2,234 and $11,503 for the comparable three and nine month periods of 2008. The increase in our revenue for the three month period ended September 30, 2009 was due to a sale of PlayGlo™ puzzles and stickers.

For the nine month period ended September 30, 2009, the increase in our revenue was due to a sale of several thousand sheets of our paper-backed offset product to a major stationery supplier for $48,270 and the launch of our PlayGlo™ line of puzzles and stickers, partially offset by the decline in the number of commercial sales we made and as a result of a specialized promotional product that we manufactured and delivered in the first quarter of 2008 of $7,207.

During the second quarter of 2009, while we had one commercial sale of our Luminescent Products to a major stationery supplier, we concentrated our efforts on building inventory of our PlayGlo™ line of products and their planned launch during the second quarter 2009. The launch of the line is now in effect and sales have been recorded during third quarter 2009.

Gross Profit

Our gross profit was $1,488 (50.7%) and $25,986 (48.3%) for the three and nine month periods ended September 30, 2009, respectively, compared to a gross profit of $590 (26.4%) and $2,766 (24.1%) for the comparable three and nine month periods of 2008. The increase in our gross profit for the three month period ended September 30, 2009 was due to a sale of inventory with a low costs and a high margin on our puzzles and stickers.

The increase in our gross profit for the nine month period ended September 30, 2009 was due to an increase in revenue on sales to a major stationery supplier previously discussed, partially offset by the specialized promotional product that we manufactured and delivered in the first quarter of 2008.

Research and Development Expenses

Research and development expenses were $15,550 and $67,748 for the three and nine month periods ended September 30, 2009 compared to $12,758 and $84,476 for the comparable three and nine month periods of 2008. This was an increase of $2,792 for the three month period and a decrease of $16,728 for the nine month period ended September 30, 2009.

The increase for the three month period ended September 30, 2009 of $2,792 was primarily related to a change in the method of allocating various personnel costs of $2,890.

The decrease for the nine month period ended September 30, 2009 was primarily due to non-recurring costs incurred during 2008. These costs related to a necessary change in the primary raw materials used in manufacturing our Luminescent Products. Also, a decrease in patent costs from the prior year was partially offset by an increase in the payroll allocation to Research and Development from General and Administrative cost accounted for the remainder of the change.

Selling and Marketing Expenses

Selling and marketing expenses consist of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases and shareholder communications. Selling and marketing expenses decreased $7,435 to $43,708 from $51,143 for the three month period ended September 30, 2009 compared with the three month period of 2008. Selling and marketing expenses increased by $6,389 for the nine month period ended September 30, 2009, to $161,992 from $155,603 in 2008.

The decrease for the three month period ended September 30, 2009 is primarily related to costs for developing and storing various materials associated with our 2008 campaign that was not a recurring event on 2009 along with a reallocation of personnel costs, partially offset by postage costs associated with the up-coming PlayGlo™ product introduction.

The increase for the nine month period ended September 30, 2009 is primarily related to consulting costs associated with the up-coming PlayGlo™ product introduction and certain material costs to produce our new samples used for the toy industry fair earlier this year.

We anticipate beginning a major sales and marketing effort in conjunction with the launch of the PlayGlo™ line. This effort will target independent retailers in toy, gift and book stores, as well as tourist, museum, science center, aquarium and zoo shops. Our sales and marketing costs will increase significantly as our marketing samples are produced and distributed in the third and fourth quarters. Our sales and marketing effort began in the second quarter 2009 with identifying our initial selection of our target group of independent retailers. We anticipate that the cost of our 2009 sales and marketing effort to be between $300,000 to $450,000, which includes, but is not limited to, the costs to produce all of our marketing collateral and samples, travel costs and employee compensation. This estimate is less than initially anticipated due the launch occurring later in the year that originally planned.

General and Administrative

General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent, as well as legal and accounting fees.

General and administrative expenses were $85,776 and $260,923 for the three and nine month periods ended September 30, 2009 compared to $139,163 and $352,020 for the comparable three and nine month periods of 2008. This was a decrease of $53,387 and $91,097 for the three and nine month periods ended September 30, 2009, respectively

The decrease for the three month period ended September 30, 2009 is primarily related to a reduction of accounting and legal and deferred financing costs associated with a Stand By Equity Distribution SEDA financing, $21,335, and a decrease in payroll and payroll related costs due to higher allocations to selling and marketing partially offset by increases in rent and health care.

The decrease for the nine month period ended September 30, 2009 is primarily related to a reduction of accounting and legal, deferred financing costs and a decrease in payroll and payroll related costs due to higher allocations to selling and marketing partially offset by increase in rent and health care costs.

General and administrative costs include consulting fees of $5,631 and $20,766 for the three and nine month periods ended September 30, 2009, related to a two-year consulting contract with a significant stockholder, commencing on September 11, 2007. The consulting contract fees, with this stockholder for the prior year’s comparable time periods of 2008 were $7,551 and $22,234, respectively.

OTHER INCOME (EXPENSE)

Interest Expense

For the three and nine month periods ended September 30, 2009 and 2008, interest expense was $20,369, $44,354, $75,697 and $126,641, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from Mr. Planche. The interest rate charged by our lender, Ross/Fialkow on the outstanding balances under our line of credit was reduced from 20% to 10% effective April 1, 2009. The interest rate charged by Mr. Planche is the Internal Revenue Service short term “Applicable Federal Rate.”

For the three and nine month periods ended September 30, 2009 and 2008, we incurred interest of $16,600, $65,570, $35,612, and $106,390, respectively, on our Loan Agreement with Ross/Fialkow. We also incurred interest on unsecured cash advances from Mr. Planche of $3,574, $8,738, $9,877 and $20,234, respectively. For the nine months ended September 30, 2009, we incurred other miscellaneous interest costs of $195.

For the three and nine month periods ended September 30, 2009 and 2008, interest expense decreased by $23,985 and $50,938, respectively. Of this decrease in interest, $19,012 and $40,820 is attributed to the reduction in the interest rate on the outstanding balance of our line of credit, and $5,164 and $10,357 is attributable to the decrease in the interest rate on the outstanding balance of unsecured cash advances we received from Mr. Planche. The remaining change is attributable to a net change in miscellaneous interest income expense of $191 and $239, respectively.

Income Taxes

We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance. The Company paid $456 along with its extension for a state tax return.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. Our net working capital deficit at September 30, 2009 was $2.9 million compared to a deficit of $2.7 million as of December 31, 2008.

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

Our cash decreased to $8,152 at September 30, 2009 from $10,271 at December 31, 2008.

Net cash used for operating activities for the nine months ended September 30, 2009 was $345,694. The primary reason for the cash usage was to fund the loss for the period.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $346,663. The net cash provided was derived from an issuance and sale of 2,000,000 shares of common stock valued at $0.15 per share for $300,000 to Aragone, S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009 and unsecured cash advances received from Mr. Planche of $32,663, net a repayment of $3,800 and advances from our line of credit of $14,000.

Credit Availability

We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 – LINE OF CREDIT of our condensed consolidated financial statements. We have borrowed $664,000 of the $750,000 available under the Loan Agreement. As of September 30, 2009, the outstanding balance under that line of credit was $664,000.

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

Federal Tax Lien

The Company received a Notice of Federal Tax Lien dated August 6, 2009. The IRS is claiming that the Company owes payroll taxes for the second and third quarters of 2006 as well as interest and penalties totaling approximately $53,000. The lien attaches to all assets currently owned by the Company and to all property the Company may acquire in the future. An administrative assessment of payroll liability was determined as a result of the Company not filing its required quarterly payroll reports. The Company’s calculations indicate that no payroll tax liability was due during these two periods.

The Company believes that it does not owe these taxes, penalties and interest and plans on vigorously contesting the lien. The Company has replied to all correspondence, filed all outstanding quarterly reports and all other requested documentation with the IRS. Our latest reply on July 13, 2009 is currently under review by the IRS. We believe this matter will be resolved without an assessment of liability or interest. It is our understanding that the administrative review process of our case will take 4 to 5 months from the date of submission. The Company did not accrue the amounts due under the lien as of and for the three months and nine months ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer (one individual) has concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer (one individual), as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

The Company received a notice of default from the Ross/Fialkow dated November 3, 2009 for the non-payment of accrued interest of $22,686 and certain legal fees incurred with the Loan Agreement and the balance due under the Loan Agreement upon maturity. On November 13, 2009 the Company and Ross/Fialkow signed an Amendment and Waiver Agreement extending terms of the Loan Agreement. See NOTE 8 – LINE OF CREDIT.

ITEM 6. EXHIBITS

Number	Description of Exhibit	Location

10.1	Amendment and Waiver Agreement Dated November 12, 2009 to Loan Agreement Dated June 6, 2006 Between Ross/Fialkow Capital Partners LLP, Trustee of Brightec Capital Trust and Brightec, Inc.	Provided herein

31	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	Provided herein

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	Provided herein

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGHTEC, INC.

Date: November 16, 2009	By:	/s/ Patrick Planche

Patrick Planche, President, Chief Executive Officer, Treasurer, Director Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer