Form 10-K
period 2009-12-31
BRIGHTEC, INC
filed 2010-04-16
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the Company, computed by reference to the average of the high and low sales price as reported on the Over-the-Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation system was $732,339 as of June 30, 2009.

The Company had 146,467,837 shares of common stock, $0.001 par value, issued and outstanding as of April 14, 2010.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Documents Incorporated By Reference Portions of the Company’s Proxy Statement to be declined to shareholders in connection with the Company’s annual meeting of stockholders are incorporated by reference into Items 10 and 11 of Part III.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

The Company intends to either file a definitive Proxy Statement to be delivered to its stockholders in connection with an annual meeting of the stockholders, whereby the information set forth therein would be incorporated by reference into Items 10 and 11 of Part III herein, or amend this Annual Report within 130 days after December 31, 2009 to include the information required by Items 10 and 11 of Part III in order to comply with applicable SEC requirements.”

BRIGHTEC, INC AND SUBSIDIARY
Form 10-K

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

Item 1.

Introduction: The Company

Brightec, Inc. (“we,” “our,” “Brightec” or the “Company”) has created and patented a high graphic quality, printable glow-in-the-dark film (“GITD Film”, “Brightec Film”) by incorporating luminescent or phosphorescent pigments into a core with one of several print receptor on the top side and one of several backings on the back side. The luminescent pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow-in-the-dark” (“GITD”).  In a variation under development, we use a printable fabric as the print receptor thereby creating a proprietary GITD fabric material (“GITD Fabric”, “Brightec Fabric”) that can then be made into GITD appliqués or patches (“GITD Patch”, “Brightec Patch”). As a result of our patented construction, everything that is printed on Brightec Film or Brightec Fabric looks like high-quality, or even photographic quality, print by day and, then, glows in full detail at night.

We produce Brightec Film in large master rolls, which are then processed into smaller rolls or sheets sized for printing and converting. For the commercial printing industry, we offer several different print receptive versions of our GITD Film (like Offset and Flexo) that are suitable for use with specific printing technologies and several different backings (including paper, pressure sensitive adhesive and more) for specific end uses. These versions are offered as sheets and rolls that are scaled for the various commercial printing and converting processes. For the wide format and print-on-demand industry, we offer several different print receptive versions of our GITD Film (including UV, Water-Based Inkjet, Solvent Inkjet and Laser) that are suitable for use with specific printing technologies and several different backings (like paper, pressure sensitive adhesive and more) for specific end uses. These versions are offered as sheets and wide format rolls that are scaled for the wide format and print-on-demand industry and the converting processes in common use. For the home and office printing market, for several years, we have been offering for sale, through our online store, an inkjet printable version of our GITD Film in sheets suitable for printing on home and office desktop printers.

Brightec Films are sold to third parties to enhance their existing products and to create new products by adding Brightec’s unique and patented high graphic quality GITD. Brightec Films are also being used by the Company to produce it’s own branded GITD products (“GITD Products”, “Brightec Consumer Products”, “Consumer Products”) for the consumer market. At the end of 2008, we decided to create and offer our own GITD Products and expect this to be one of the principal business activities for the Company going forward. During 2009, we have started by creating and marketing jigsaw puzzles and stickers as finished products for children. These consumer products are being sold under the brand name PlayGlo™. From this beginning the Company expects to be offering a number of new consumer products under new brand names. In order to create a strong brand presence, Brightec will use its “Powered by Brightec, Wow!” logo on all its products packaging and also use slogans such as “Glow-in-the-dark like you’ve never seen it before”. Brightec’s goal is to create quality and brand recognition for its unique GITD products, and have it become the reference in high quality GITD applications and products.

During 2009, we have been developing Brightec Fabric, a variation of our Brightec Film construction. This GITD Fabric can be printed and further processed using conventional patch-making technology into a GITD Patch which can then be attached to a variety of apparel like caps, shirts and jackets; bags or other items to create many different GITD Patch products (“Patch Products”, “Brightec Patch Products”). We will be developing and offering proprietary Patch Products for business customers as well as consumers. Initially, these Brightec Patch Products will be primarily targeted to the Advertising and Promotional Industry.

We currently rely on third party manufacturers, mainly in the Northeastern US, to produce and convert our Brightec Film and Brightec Fabric and to produce the various Brightec Consumer Products and Brightec Patch Products we are and will be offering to the market. In the future, we will engage additional manufacturers or may build our own facilities as needed. Currently, we sell our products both through the efforts of our President and other employees and also through the efforts of third party sales representatives. In 2009 we began appointing manufacturers representatives to introduce our PlayGlo™ consumer products (jigsaw puzzles and stickers) to various retail stores including toy stores, bookstores, gift stores, and other general merchandise resellers in specific geographic regions of the US. Over time, we will hire additional employees to sell our products and appoint additional third party sales representatives to provide market coverage, as needed.

Our ability to manufacture, market and sell our Brightec Film Products, Brightec Consumer Products, Brightec Fabric and Brightec Patch Products, is dependent upon our successful raising of additional capital, as described in “Management’s Discussion and Analysis - Liquidity and Capital Resources. This contingency, among others, raises substantial doubt about the Company’s ability to continue as a going concern. See also Part I, Item 1a - “Risk Related to the Company’s Business.”

Our Corporate Information

In 1998, for accounting purposes, we reversed merged, Brightec SA (formerly Lumitech SA, “Brightec SA”), a Swiss company founded in 1992, which had patented certain luminescence technology, with a Nevada corporation incorporated in April 16, 1986 that had no operations until this reverse merger. During 1998 - 2001, Brightec SA did research and development and conducted other administrative activities in Switzerland but, after 2001, has been engaged solely in the maintenance and preservation of Company patents and trademarks. In late 1999, we relocated our Headquarters, operations and management to the Boston area because we believed the United States would offer the largest market for our products. Since 2001, all the Brightec operations have been conducted from the US. In 2006, we formally changed our name to Brightec, Inc.

Brightec Products

We market and sell three principal types of products: 1) Brightec Films; 2) Brightec Consumer Products; and 3) Brightec Patch Products. All these products incorporate luminescent or phosphorescent pigments, and they are based on our proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. Several versions of our GITD Film have a paper backing and are sometimes referred to as “paper” although they are largely a plastic construction.

Brightec Film Products

Our GITD Film is available in a number of versions appropriate for commonly used commercial printing technology, including offset and flexo printing, laser and inkjet printing, and “print on demand” digital technologies. We offer our GITD Film in sheets and rolls to permit use with existing printing presses and in common converting equipment.

Brightec Film was first produced commercially in 2003. Early sales included a sale to the National Football League for use on the Super Bowl XXXVIII tickets in 2004 and the sale of ink jet photo paper, in packs, directly through Staples and indirectly, via a third party paper distributor, through OfficeMax and CompUSA. During 2005 and 2006 we sold a modest amount of our ink jet photo paper directly to customers via our Brightec.com online store. In 2007, we introduced an improved printing quality inkjet sheets in different formats for home and business printing available in small or bulk packs via our online store.

After several years of development effort, we began offering our GITD Film to commercial users during 2007. Early versions included offset printable sheets with either film or paper backing and flexo printing rolls with several types of pressure sensitive adhesives (“PSA”). By the end of 2007 we were offering UV-curable inkjet sheets, inkjet film in rolls and sheets for the wide-format digital printing market and a line of solvent inkjet rolls with several different types of PSA. During 2010, the Company is planning to introduce a GITD paper for digital laser printing applications. With the introduction of the digital laser offering, the Company believes it will be offering GITD Film that fit all the major commercial and digital printing needs for the graphic industry, office and photographic digital printing market.

Brightec Consumer Products

During Fall 2008, the Company previewed the first of its own Brightec Consumer Products, a line of children puzzles and children stickers under the brand name PlayGlo™. These were formally offered for sale to retailers during Q3 and Q4 of 2009. PlayGlo™ puzzles and stickers are manufactured based on Brightec GITD Film. In the future, we expect the PlayGlo™ product line will be expanded by offering more SKU’s and that several additional lines of Brightec Consumer Products will be created and brought to market under the PlayGlo™ or other brand names.

Brightec Patch Products

The Company plans to produce Brightec Fabric, initially in development quantities, to be used as a base material for making Brightec Patch Products which will be attached to apparel, bags and other items and offered for sale as finished patch products. Brightec plans to create and offer a variety of Patch Products including apparel products, first, to a limited number of customers while developing manufacturing capacity and, later, on a large scale to broad range of customers.

Brightec Patch Products offer a unique attention-getting quality by extending the message-delivering power to dark or low light environments and should find broad application in the multi-billion dollar worldwide market for promotional products and advertising specialties.

Marketing and Sales Strategy

Brightec Film Products

Beginning in late 2008, Brightec made a decision to shift from a business model based on sales of print media to printers and OEM’s to a business model based around developing and offering finished products under its own brand names. This approach will be supplemented by selective partnering in segments in which product sales of Film Products to OEM’s can help establish Brightec glow–in-the-dark as a new standard for the category with consumers and potential business users.

Sales are currently made through a combination of direct sales efforts by our President or other full time employees.  Over time, we will hire additional employees to sell our products and appoint third party sales representatives to provide market coverage, as needed.

Brightec Consumer Products

We plan to market our PlayGlo™ product line through manufacturers representatives firms that sell to small retail stores, such as toys stores, books stores and gift stores. As of summer 2009, we had engaged manufacturers reps covering more than 50% of the US market through the sales efforts of approximately 50 individual salesmen. As products are added in the future, we will hire additional employees to sell our products and appoint third party sales representatives to provide market coverage, as needed.

Brightec Patch Products

Brightec plans to offer, by mid 2010, a variety of Patch Products including apparel products to a limited number of customers while developing its manufacturing capacity for the Patch Product line. Ultimately, the Company expects to fully launch its Patch Products on a large scale between 2011 and 2012.

Additional sales and marketing activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.” See also Part I, Item 1a - “Risk Related to the Company’s Business.”

Research and Development

Brightec Film Products

During 2000 and early 2001, our research and development efforts, which took place in Switzerland, were focused on demonstrating the application of our concept of producing graphic-quality, printable GITD Film envisioned in our patents.

In early 2002, we shifted our development efforts to the United States. During 2002 and 2003, our principal development efforts were directed toward establishing the ability to have our GITD Film manufactured on a commercial basis, qualifying raw materials, and working to reduce production costs. During 2006 and much of 2007, our principal development efforts were directed toward further reducing production costs for our products. During 2008 and 2009, our principal development efforts were directed toward completing the line for GITD Film to fit with the principal printing technologies as well as introducing versions with paper and PSA backings appropriate for commercial processing. In 2009 we incurred expenses developing our new offset paper backed sheets and flexographic pressure sensitive adhesive backed films. Some research and development efforts were also focused on our on-going effort on decreasing our manufacturing costs. In 2010, we will finalize the development of a laser printable GITD Film with paper backing suitable for both commercial scale printing and use in home or office laser printers.

In 2009 and 2008, the Company incurred research and development expenses of $91,211 and $127,726, respectively. We expect our 2010 research and development costs to be similar to those incurred during 2009.

Our continued research and development activities are dependent upon our successful raising of financing, as described in “Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business.”

Brightec Consumer Products

In 2008 and 2009 we have incurred expenses developing our new PlayGlo™ puzzle and sticker product line. We manufacture puzzles and stickers using our offset paper-backed GITD Film in sheets and rolls and flexographic pressure sensitive adhesive-backed films. Some research and development efforts will still be needed on an effort to decreasing the manufacturing costs of those finished product to insure that they can be fully manufactured in the USA and be marketed at the right retail price level.

Brightec Patch Products

In 2009 we have incurred minimum expenses developing prototypes of Brightec Patch Products including apparel products.

Future research and development activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business.”

Manufacturing

Brightec Film Products

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

During 2009, we continued our existing manufacturing process, however, at some point in the future, we may explore alternative manufacturing strategies to potentially offset increases that occurred in manufacturing during 2009.

Brightec Consumer Products

By the end of 2008, we had demonstrated our ability to manufacture Brightec’s new PlayGlo™ puzzles and stickers products using third-party manufacturers. We have confirmed being able to manufacture puzzles and stickers using our new offset paper backed sheets and flexographic pressure sensitive adhesive backed films, which are printed and than converted into puzzles and stickers by a third-party manufacturers. All raw materials and manufacturing services we currently require are contracted on a purchase order basis.

Future manufacturing activities are dependent on our ability to successfully raise additional capital, as described in “Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources” and Part I, Item 1a – “Risk Related to the Company’s Business”.

Source of Raw Materials

The principal raw materials we use in our GITD account for a majority of the total product cost. The luminescent pigments used in production are available from the Specialty Materials Group of Honeywell, Inc. and United Mineral and Chemical Company. Plastics films and other raw materials, including coating resins, are purchased directly or through third-party subcontracting manufacturers. We believe we are using the most advanced and environmentally friendly luminescent materials in our products.

All raw materials we use in our products are manufactured by leading companies in the United States, Europe, and the Far East and represent items that are readily available on a commercial basis. Nevertheless, disruptions of trade and other restrictions that might affect the availability of raw materials on a timely basis, especially those sourced from overseas and unforeseen price increases could substantially impair our ability to deliver our products.

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

Brightec SA has registered its “Brightec” trademarks in more than 20 countries worldwide and intends to register other trademarks like PlayGlo™, in the appropriate markets, as they are introduced.

We also rely on trade secrets and technical know-how in the development and manufacture of our products, which we seek to protect, in part, through confidentiality agreements with its employees, consultants, sub-contractors, and other parties.

Seasonality

We do not anticipate any material seasonality in our revenues derived from the sale of our GITD Products with the possible exception of a greater demand during the third and fourth quarter holiday season given the expected use of the GITD Products as seasonal gifts for Chanukah, Christmas and New Year which may induce a modest second half seasonality into our sales pattern.

Competition

Brightec Film Products

We are not aware of any competing GITD films or products that offer the same features as our GITD Films and GITD Products. Typical “glow-in-the-dark” offerings are based on earlier generation, zinc sulfide pigments that have an initial, strongly visible glow lasting less than an hour and almost no afterglow. These products have limited applicability in the kinds of graphic printing applications for which our Film is designed. We do not know of any available GITD Film that provides a printable surface, which is suitable for producing graphic quality images.

Our GITD Film is based on strontium aluminate pigments, which have an initial, strongly visible glow of three to five hours and an after-glow, which remains visible overnight, for eight to twelve hours. Our patented technology improves the quality of the emitted light for purposes of enhancing a printed image which differentiates our GITD Film from the competition.

There are numerous competing films and papers that are not luminescent, but that are widely used in the advertising, promotional enhancement, product enhancement, packaging and inkjet applications of the type that we will be targeting. Many of these non-luminescent solutions are much less expensive than our offering. Typical paper cardstock and other commodity print media are available costing fractions of a cent per square inch, or in industry terms, less than $1 per “thousand square inches” and are approximately 90% below the expected offering price of our products.

Additional competition for low volume, premium value applications is expected to come from holograms and 3D lenticulars, two types of specialty media designed to enhance existing or new applications. These products are believed to sell for approximately 30% to 40% below the expected initial offering price for our GITD Film. For high volume, more cost conscious applications, zinc sulfide based “glow-in-the-dark” products, or overprinted prismatic films such as prismatic and glitter gratings will be important alternatives to our products. These are typically offered at prices, which are believed to be approximately 50% to 60% below the expected pricing for Film versions.

Existing companies currently offer a variety of printable films and papers at established price levels, which are likely to materially influence our Film pricing. Many of these existing products are manufactured using processes and technologies supported by companies, which have significantly greater resources than we do, and have been established and known in the specialty and inkjet paper field for a number of years. See Part I, Item 1a - “Risk Related to the Company’s Business.”

As in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render our technology obsolete. We are not aware of any such competing technology under development or which has been developed.

Brightec Consumer Products

We are not aware of any competing GITD puzzle and sticker products that offer the same features as our PlayGlo™ products. Typical “glow-in-the-dark” offerings are based on zinc sulfide pigments inks, lightly visible outlines and almost no afterglow. These products have limited graphic and design quality. We do not know of any available “glow in the dark” puzzle or stickers producing graphic quality images by night like the PlayGlo™ product line.

These competitive GITD puzzle and sticker offerings are offered at prices, which are believed to be similar to the expected pricing for our PlayGlo™ Product line.

Regulation

We believe there are no specific governmental regulations that target our GITD Films or GITD Fabric that could have a material impact on our manufacture, sale or distribution. As of 2009, the U.S. Consumer Product Safety Commission issued several rules requiring testing and labeling for certain categories of children’s products and, in addition, may issue additional rules in the future. Brightec currently complies with these  rules and intends to comply with these and other rules as required.

Employees

During the period January 1, 2009 to December 31, 2009, we had three full-time employees, no part-time employees and engaged several consultants to provide specialized services and support for finance and accounting, research and development, marketing, business development and public relations.

Item 1a. Risk Factors

We Have Historically Lost Money and Losses May Continue In The Future [SY3] which could have a materiality adverse affect on our business

                    We have a history of losses. For the years ended December 31, 2009 and 2008, we incurred a net loss of $685,678  and $1,119,385, respectively. We had an accumulated deficit of $16,231,544 and $15,545,866 as of December 31, 2009 and 2008, respectively. We anticipate that we will in all likelihood, have to rely on external financing for all of our capital requirements. Future losses are likely to continue unless we successfully implement our business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on the Standby Equity Distribution Agreement (the “SEDA”), which we have entered into with YA Global Investments, LP, (“YA Global”). For further information regarding the SEDA, refer to NOTE 6 - CAPITAL STOCK - “Standby Equity Distribution Agreement” in the notes of our audited consolidated financial statements.

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

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities

                    As of December 31, 2009, we had a working capital deficit of $3,110,411. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we achieve profitable operations, it is unlikely that we will be able to secure additional financing from external sources. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations. Any of these events would be materially harmful to our business and your entire investment could be lost. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Have A Limited Operating History Upon Which An Investor Can Evaluate Our Potential For Future Success

                    We have had sixteen commercial sales of our Luminescent Product aggregating a total of approximately $465,000; therefore, there is limited historical financial information about us upon which to base an evaluation of our performance or to make a decision regarding an investment in shares of our common stock. We have generated an accumulated deficit of $16,231,544 through December 31, 2009. To date, our operations have largely been limited to our effort to develop the manufacturing process for our Luminescent Products. Sales of our products may fail to achieve significant levels of market acceptance. Our business will be subject to all the problems, expenses, delays and risks inherent in the establishment of an early stage business enterprise, including limited capital, delays in product development, manufacturing, costs overruns, price increases in raw materials and unforeseen difficulties in manufacturing, uncertain market acceptance and the absence of an operating history. Therefore, we may never achieve or maintain profitable operations, and we may encounter unforeseen difficulties that may deplete our limited capital more rapidly than anticipated, which may force us to curtail or cease its business operations.

We Will Require Additional Capital, And If Additional Capital Is Not Available, We May Have To Curtail Or Cease Operations

                    To become and remain competitive, we will be required to make significant investments in our infrastructure, including hiring employees to provide sales, marketing, product development and financial reporting services on an ongoing basis. Other than the SEDA with YA Global and our line of credit with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”) (see NOTE 6 - LINE OF CREDIT in the notes to our audited consolidated financial statements for the year ended December 31, 2009), we do not have any other committed sources of financing. There can be no assurance that additional necessary financing will be attainable on terms acceptable to us in the future or attainable at all. If additional financing is not available on satisfactory terms, we may be unable to operate at our present level, market or sell our products, establish or maintain a system of financial controls or develop and expand our business, develop new products or develop new markets, and our operating results may be adversely affected. Debt financing, if available, increases expenses and must be repaid regardless of operating results. The availability of debt or equity financing is uncertain, and successful equity financing, including any proceeds we received under the SEDA, will result in additional dilution to our existing stockholders. The losses incurred to date, the uncertainty regarding the ability to raise additional capital and the questions concerning our ability to generate net income and positive cash flows from our operations indicate that we may be unable to continue as a going concern for a reasonable period of time.

The Report Of Our Independent Registered Public Accounting Firm, As Of And For The Year Ended December 31, 2008, Indicates That There Is Substantial Doubt About The Our Ability To Continue As A Going Concern

                    As of December 31, 2009, we had a working capital deficit of $3,110,441 and an accumulated deficit of $16,231,544 and recurring net losses since the inception of our business. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2009. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

                    On March 30, 2007, we entered into the SEDA with YA Global, pursuant to which we may, at our discretion, periodically sell to YA Global shares of our common stock, par value $0.001 per share for a total purchase price of up to $10 million. In order to draw down on the SEDA, we must file and have declared effective a registration statement on Form S-1 (or SB-2) (the “Registration Statement”). On January 3, 2008, we received an SEC comment letter regarding our amended Registration Statement, filed on Form SB-2/A on November 30, 2007. On April 15, 2009, the company withdrew the Registration Statement. For more information, refer to NOTE 6 – CAPITAL STOCK – “Stand-By Equity Distribution Agreement” of our audited consolidated financial statements for the year ended December 31, 2009.

A Default By Us Under Our Loan And Security Agreement With Ross/Fialkow Capital Partners, LLP May Enable Ross/Fialkow To Take Control Of Our Intellectual Property Assets

                   We have a Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow in the amount of $750,000. Every month, we are required to pay interest on the outstanding principal amount at the rate of 10% per year (20% prior to April 1, 2009). The principal amount of the loan may be converted at any time, at the discretion of Ross/Fialkow, into shares of our common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, we would issue 6,250,000 shares of our common stock to Ross/Fialkow and these shares would carry piggy-back registration rights.

                    To secure our obligations under the Loan Agreement, we granted to Ross/Fialkow a security interest in all of our intellectual property assets and other assets, including a pledge of all the capital stock of our subsidiary, Brightec SA. The security interest terminates upon the payment or satisfaction of all of our obligations under the Loan Agreement. The principal amount outstanding as of December 31, 2009 was $664,000.  A default by us under the Loan Agreement would enable the holders of the Loan Agreement to foreclose on the collateral given as security. Any foreclosure could force us to substantially curtail or cease our operations.

We Have Not Filed Our Federal Or State Corporate Income Tax Returns For Several Years Which Could Cause Us To Lose Certain Available Tax Credits And Benefits To Which We Would Otherwise Be Entitled

                    We have not filed our corporate income tax returns for the years ended December 31, 2000, 2002, 2003, 2004, 2005, 2007.2008 or 2009. The tax returns filed for 2001 will need to be amended, if permitted by statute.

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

We May Be Unable To Obtain Additional Financing Which Could Affect Our Operating Performance And Financial Condition

                    As of December 31, 2009, we had $1,314 in cash and our total current assets were $354,674. As of December 31, 2009, our total current liabilities were $3,465,115. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. Unless we attain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. We currently have no bank borrowings or other credit facilities (other than the Ross/Fialkow Loan Agreement), and we cannot guaranty that we will be able to arrange any such debt financing or that such financing, if available, will be on acceptable terms. If we cannot attain adequate funds, we cannot fund our expansion, take advantage of unanticipated opportunities, develop or enhance services or products or otherwise respond to market demands or to competitive pressures or market changes. We estimate that we will require approximately $500,000 to fund our anticipated corporate operating expenses for the next twelve months and approximately $5,000,000 to fund our expansion plans. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to substantially curtail or cease our business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                    Available cash resources may not be sufficient to meet our anticipated working capital and capital expenditure requirements if our sales do not increase over the next twelve months. We will need to raise additional funds to respond to business contingencies, which could include the need to:

●	fund additional research and development for the development of our products;

●	fund additional marketing expenditures;

●	develop additional products;

●	enhance our operating infrastructure;

●	hire additional personnel, and/or;

●	acquire other complementary businesses or technologies.

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

●	Factors that are likely to cause our results to fluctuate include the following;

●	the gain or loss of significant customers or significant changes in the technology in our industry;

●	the amount and timing of our operating expenses and capital expenditures;

●	the timing, rescheduling or cancellation of customer’s work orders;

●	our ability to specify, develop, complete, introduce and market our products and bring them to volume production in a timely manner;

●	the rate of adoption and acceptance of new industry standards in our target markets, and/or;

●	other unforeseen activities or issues

          If we do not accurately forecast consumer demand or if our operating results fluctuate greatly, we could be forced to curtail or cease our business operations.

Our Products May Not Be Accepted By The Market And We Have Had Limited Product Sales To Date Which Could Cause Us To Substantially Curtail Or Cease Our Business Operations

                    We have had limited product sales to date. Because we have only commenced limited marketing of our various products, we can give no assurance that these products will be commercially accepted in the marketplace or that the market for our products will be as large as we expect. If our products do not achieve acceptance in the marketplace, we could be forced to curtail or cease our business operations.

                    In addition, as in any technology industry, there may be numerous new technologies under development in imaging laboratories or by individual inventors, which technologies may render our technology obsolete.

We Rely On Third-Party Manufacturers To Produce Our Products, The Loss Of Which Could Cause Us To Substantially Curtail Or Cease Our Business Operations

                    We currently have no manufacturing facilities and rely on several third party manufacturers to produce our various products. Loss of these manufacturing facilities would cause us to severely curtail our manufacturing operations and may cause us to be unable meet our obligations. Should we not be able to replace these manufacturing facilities within a short period of time after their loss, we may be forced to cease operations until suitable replacement manufacturing facilities are found. The loss of our current manufacturing facilities may also cause a significant financial drain on us as the costs to relocate the manufacturing of our Luminescent Products may be significant. There can be no assurance that our third party manufacturers will continue to manufacture our products in the future.

We Are Dependent Upon Two Sources For Raw Materials To Manufacture Our Products, The Unavailability Of Which May Cause Us To Substantially Curtail Or Cease Our Business Operations

                    The principal raw materials we use in connection with the manufacture of our various products are currently purchased from a limited number of suppliers. Although we could buy from additional suppliers for such raw materials, the unavailability of any individual principal raw material could cause us to curtail or cease manufacturing operations until a suitable replacement for the raw material is located.

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

                    Our future success depends in part on our ability to maintain patents and other intellectual property rights covering our GITD Film construction. There can be no assurance that our patents and patent applications are sufficiently comprehensive to protect our products. The process of seeking further patent protection can be long and expensive. There can be no assurance that we will have sufficient capital resources to cover the expense of patent prosecution or maintenance for our applications or existing patents or that all, or even any patents, will issue from currently pending or any future patent applications or if any of the patents when issued will be of sufficient scope or strength, provide meaningful protection or any commercial advantage to us. We have limited financial resources may limit our ability to pursue litigation in the event of an infringement on our patents, licenses or intellectual property rights.

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

We Have A Limited Number Of Employees To Carry On Our Operations Which The Loss Of Any Or All Of Our Employees Could Cause Us To Substantially Curtail or Cease Our Operations and have a materiality adverse affect on our business

                    As of December 31, 2009, we had only three full-time employees and several part-time consultants. We do not have sufficient resources to hire additional employees and our continued inability to hire additional employees will have a material adverse effect on our ability to carry on and expand our business operations, which may force us to curtail our business operations.

A Significant Concentration Of Ownership Of Our Common Stock Exists Which May Impact The Probability and Timing Of A Change In The Control Of Our Company And May Deprive Our Other Stockholders From Receiving A Premium For The Sale Of Their Stock

                    Our Founder, CEO, CFO, President and Treasurer director, Patrick Planche owns a significant percentage of our outstanding common stock, approximately 26% As a result, Mr. Planche may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Although Mr. Planche has a fiduciary duty to act in our best interest, this concentration of ownership of our common stock may have the effect of impacting the probability and timing of a change in control of the Company. This could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might otherwise affect the market price of the our common stock.

Derivative Rights To Acquire Shares Of Our Common Stock And Sales Of Our Common Stock Will Result In Significant Dilution To Other Holders Of Shares Of Our Common Stock

                    As of December 31, 2009, warrants and options to acquire a total of 26,820,832 shares of our common stock were outstanding. In addition, our SEDA enables us to sell up to $10 million of our common stock at prices discounted to the market price. The existence and/or exercise of such stock options, warrants, commitments and rights under the agreements could adversely affect the price at which shares of our common stock may be sold or the ability of the market to absorb such additional shares of our common stock if such investors decide to sell such shares and the terms on which we can obtain additional financing.

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

                    Our competition for ink jet and laser paper includes any company that manufactures photographic paper such as Hewlett-Packard, Kodak, Cannon and others companies within the digital photography industry. Currently, our products compete in the home and home office and small business market segments. Our inability to compete effectively with these industry leaders and diversify into other market segments could cause us to curtail or cease its business operations.

                    Our competition for the current Brightec Consumer Products includes many companies that manufacture consumer products for children including: puzzle manufacturers like Ravensburger, Ceaco, White Mountain; sticker producers like Sandy Lion, Mrs. Grossman’s, Hallmark; and various producers of toys and gifts for children.

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

The Volatility Of Stock Prices May Adversely Affect The Market Price Of Our Common Stock

                    The market for our common stock is highly volatile. The trading price of our common stock could be subject to wide fluctuations in response to, among other things:

●	quarterly variations in our operating and financial results;

●	announcements of technological innovations or new products by our competitors or us;

●	changes in prices of our products and services or our competitors’ products and services;

●	changes in our products mix

●	changes in our revenue and revenue growth rates, and/or;

●	marketing and advertising

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

                    Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

●	With a price of less that $5.00 per share

●	That are not traded on a “recognized” national exchange, and;

●
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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our authorized capital stock consists of 245,000,000 shares of $0.001 par value common stock, of which 146,467,837 shares were issued and outstanding as of April 14, 2010 and 5,000,000 shares of $0.001 par value preferred stock, none of which were issued and outstanding.

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

	2009		2008
	High	Low	High	Low
First quarter	$0.0040	$0.0020	$0.100	$0.040
Second quarter	0.0100	0.0020	0.100	0.045
Third quarter	0.0150	0.0035	0.100	0.030
Fourth quarter	0.0090	0.0021	0.080	0.038

Holders

There were approximately 717 holders of record of our common stock as of April 13, 2010. On April 13, 2010, the reported last sale price of our common stock on the OTCBB was $0.002 per share.

Sales of Unregistered Securities

There were no transactions during the quarter ended December 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, certain information relating to our equity compensation plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview
Brightec, Inc. has created and patented a high graphic quality printable glow-in-the-dark film (“GITD Film”, “Brightec Film”) by incorporating luminescent or phosphorescent pigments into a core with one of several print receptor on the top side and one of several backings on the back side. The luminescent pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow-in-the-dark” (“GITD”).  In a variation under development, we use a printable fabric as the print receptor thereby creating a proprietary GITD fabric material (“GITD Fabric”, “Brightec Fabric”) that can then be made into GITD appliqués or patches (“GITD Patch”, “Brightec Patch”). As a result of our patented construction, everything that is printed on Brightec Film or Brightec Fabric looks like high-quality, or even photographic quality print by day and, then, glows in full detail at night.

We produce Brightec Film in large master rolls, which are then processed into smaller rolls or sheets sized for printing and converting. For the commercial printing industry, we offer several different print receptive versions of our GITD Film (like Offset and Flexo) that are suitable for use with specific printing technologies and several different backing (like paper, pressure sensitive adhesive and more) for specific end uses. These versions are offered as sheets and rolls that are scaled for the various commercial printing and converting processes. For the wide format and print-on-demand industry, we offer several different print receptive versions of our GITD Film (like UV, Water-Based Inkjet, Solvent Inkjet and Laser) that are suitable for use with specific printing technologies and several different backing (like paper, pressure sensitive adhesive and more) for specific end uses. These versions are offered as sheets and wide format rolls that are scaled for the various wide format and print-on-demand industry and converting processes. For the home and office printing market, for several years, we have been offering for sale, through our online store, an inkjet printable version of our GITD Film in sheets suitable for printing on home and office desktop printers.

Brightec Films are sold to third parties to enhance their existing products and to create new products by adding Brightec’s unique and patented high graphic quality GITD. Brightec Films are also being used by the Company to produce it’s own branded GITD products (“GITD Products”, “Brightec Consumer Products”, “Consumer Products”) for the consumer market. At the end of 2008, we have decided to create and offer our own GITD Products and expect this to be one of the principal business activities for the Company going forward. During 2009, we have started by creating and marketing jigsaw puzzles and stickers as finished products for children. These consumer products are being sold under the brand name PlayGlo™. From this beginning the Company expects to be offering a number of new consumer products under new brand names. In order to create a strong brand presence, Brightec will use its “Powered by Brightec, Wow!” logo on all its products packaging and also use slogans such as “Glow-in-the-dark like you’ve never seen it before”. Brightec goal is to create a quality, and brand recognition for its unique GITD products, to become the reference in high quality GITD applications and products.

During 2009, we have been developing Brightec Fabric, a variation of our Brightec Film construction. This GITD Fabric can be printed and further processed using conventional patch-making technology into a GITD Patch which can then be attached to a variety of apparel like caps, shirts and jackets; bags or other items to create many different GITD Patch products (“Patch Products”, “Brightec Patch Products”). We will be developing and offering proprietary Patch Products for business customers as well as consumers. Initially, these Brightec Patch Products will be primarily targeted to the Advertising and Promotional Industry.

We launched our new website in September 2007 and we began to introduce our GITD Films shortly thereafter. We rely on this website to communicate product and other information concerning our company and our products. During 2010 we expect to begin a substantial revision to the website to allow it to better present information about our new product offerings for consumer and business customers and also to be a more effective web-commerce tool.

Going Concern Consideration

We had a working capital deficit of $3,110,441 and an accumulated deficit of $16,231,544 at December 31, 2009, and recurring net losses since inception. Our future viability is dependent upon our ability to obtain additional financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2009. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. In addition, for the period January 1, 2010 through April 14, 2010, our president advanced us $204,750.

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

Accounts Receivable
Accounts receivable, if any, is reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company will estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company will write off accounts receivable against the allowance when a balance is determined to be uncollectible.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, "Compensation – Stock Compensation." Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

Recent Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

 In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

Revenues

Our total revenue increased 370.9% or $52,147 in 2009 to $66,205 from total revenue in 2008 of $14,058. The increase in revenue was primarily due to sales of our PlayGlo™ products and a sale to a significant greeting card printer in 2009.

We were able to introduce our PlayGlo™ products in the third quarter 2009 but at slower pace than we had anticipated due to fewer Manufacturing Representatives being selected to carry PlayGlo™ products.

Gross Profit

Our gross profit was $36,195 (54.7%) in 2009 and $4,374 (31.1%) in 2008. The increase in our gross profit was primarily due to significant sale to a major greeting card printer and PlayGlo™ sales during 2009.

Research and Development Expenses

In 2009, total research and development expenses decreased by 28.6% or $36,515 to $91,211 from total research and development expenses in 2008 of $127,726. The decrease was also attributable to fewer manufacturing trial runs and the use of fewer supplies related to our efforts to reduce the manufacturing cost of our GITD Films.

Selling and Marketing Expenses

Selling and marketing expenses consist of payroll, costs to upgrade and redesign our website, travel and fees paid in connection with promotional activities, press releases and stockholder communications. In 2009, total selling and marketing expenses decreased by 27.2% or $77,353 to $206,756 from $284,109 in 2008.

General and Administrative

In 2009, total general and administrative expenses decreased by 28.8% or $132,606 to $328,247 from total general and administrative expenses in 2008 of $460,853. General and administrative expenses consist primarily of the compensation of the executive officer, rent, consultants and legal and accounting costs

Inventory Reduction

The Company wrote down inventory by $85,000 during 2008 for items that it did not expect to utilize during the next twelve months. The items identified will not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo products. In accordance with FASB ASB 330, “Inventory”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses.

Interest Expense

On June 8, 2006, we entered into the $750,000 Loan Agreement with Ross/Fialkow with a stated interest rate of 10% per year (20% prior to April 1, 2009), calculated and due quarterly. For 2009 and 2008, we incurred $82,170 and $139,611, respectively, of interest expense in connection with the Loan Agreement. See a further discussion in NOTE 5 - LINE OF CREDIT of our audited financial statements and Liquidity and Capital Resources as of December 31, 2009, later in this section.

Interest expense incurred on amounts due to a related party was $13,028 and $26,425 for 2009 and 2008, respectively. The increase in interest expense is due primarily to the additional funds that we borrowed from such related party.

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

Cash and cash equivalents decreased to $1,314 at December 31, 2009 from $10,271 at December 31, 2008.

Net cash used for operating activities for the year ended December 31, 2009 was $391,632.  The primary reason for the decrease was to fund the loss for the year.

Net cash used for investing activities for the year ended December 31, 2009 amounted to $336 and represented purchases of new equipment.

Net cash provided by financing activities for the year ended December 31, 2009 was $385,163. The net cash provided was the result of advances received from our president of $71,163, additional borrowings of $14,000 under our line of credit and a sale totaling $300,000 of 2,000.000 shares of common stock at $.15 per share.  See NOTE 6 – CAPITAL STOCK

Ability to Continue as a Going Concern

We have generated minimal revenues from commercial sales of our products. To date, our operations have generated accumulated losses of approximately $16,200,000. At December 31, 2009, our current liabilities exceed our current assets by approximately $3,100,000. Our ability to remedy this condition is uncertain due to our current financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. We believe we have the ability to obtain additional funds from our principal stockholders or by raising additional debt or equity securities. However, there can be no assurances that we will be able to raise the funds we require, or that if such funds are available, that they will be available on commercially reasonable terms.

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

The Company has a $750,000 line of credit with Ross/Fialkow. As of December 31, 2009, the Company had a $664,000 outstanding balance under the line. The Company received a notice of default from the lender dated November 3, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed Amendment and Waiver Agreements effective November 13, 2009 and March 31, 2010 whose significant terms include extending the maturity date to December 31, 2010 and waiving the events of default. See NOTE 5 – LINE OF CREDIT.

Patrick Planche, the Company’s chairman, president and chief executive officer, has been funding the Company’s cash requirements as needed through unsecured advances. For the year ended December 31, 2009, Mr. Planche has made unsecured cash advances of $70,700 and paid other operating liabilities of $463.  For the period January 1, 2009 through April 15, 2010, Mr. Planche has advanced an additional $204,750. See NOTE 3 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2010 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that the president will continue such financing.

Credit Availability

We have a $ 750,000 line of credit with Ross/Fialkow, of which $84,000 is unused. See NOTE 5 - LINE OF CREDIT of our audited financial statements, for a discussion of the major terms of the agreement.

We had no other line-of-credit facilities as of December 31, 2009.

Commitments

We had no material capital expenditure commitments as of December 31, 2009.

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

Item 8. Financial Statements

Our financial statements, and the report of its independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C., referred to in the accompanying Index to Financial Statements, are attached to this Form 10-K commencing on page F-2.

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

MANAGEMENTS ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management evaluated our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective due to the existence of the following material weaknesses: (a) accurately recording day-to-day transactions, (b) the lack of segregation of duties, (c.) the approval of significant transactions in a timely manner by our Board of Directors, (d) the preparation of our financial statements and (e) the approval of significant transactions in a timely manner by our Board of Directors.

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

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

The information required by this Item may be found in corresponding sections of the Company’s Proxy Statement and is therefore incorporated by reference herein. In the event the Company’s Proxy Statement is not timely filed with SEC, the Company will instead amend this Annual Report to comply with the applicable SEC requirements.

“The Company intends to either file a definitive Proxy Statement to be delivered to its stockholders in connection with an annual meeting of the stockholders, whereby the information set forth therein would be incorporated by reference into this Item 10, or amend this Annual Report within 130 days after December 31, 2009 to include the information required by this Item 10 in order to comply with applicable SEC requirements.”

Item 11. Executive Compensation

The information required by this Item may be found in corresponding sections of the Company’s Proxy Statement and is therefore incorporated by reference herein. In the event the Company’s Proxy Statement is not timely filed with SEC, the Company will instead amend this Annual Report to comply with the applicable SEC requirements.

“The Company intends to either file a definitive Proxy Statement to be delivered to its stockholders in connection with an annual meeting of the stockholders, whereby the information set forth therein would be incorporated by reference into this Item 11, or amend this Annual Report within 130 days after December 31, 2009 to include the information required by this Item 11 in order to comply with applicable SEC requirements.”

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the Company’s common stock owned as of April 10, 2010 by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the Company’s common stock (ii) each of the Company’s directors and executive officers, and (iii) all current executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that each of the person or entities named in this table has sole voting and investment power with respect to all the shares of the common stock indicated.

Directors and Named Executive Officers 3	Number of Shares Owned 4		Percentage Ownership 2
Patrick Planche	49,621,252	5	33.88%
All executive officers and directors as a group (1 person)	49,621,252	6	33.88	% 8

Additional 5% Stockholders
David J. Geffen	19,945,203	7	13.62%
Jeffrey A. Stern	9,864,168	8	6.71%
James J. Galvin and Peggy Galvin	8,857,145		6.05%
Jose Canales la Rosa	7,573,500	9	5.17%
All executive officers, directors and 5% stockholders as a group	95,861,268	10	52.67	% 8

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

10 Includes 12,000,000 options issued under the Company’s 2006 Plan.

Item 12. Certain Relationships and Related Transactions and Director Independence

During 2009, we received advances of $74,963 from Mr. Planche. At December 31, 2009, we owed him $1,749,798 in connection with advances he made to us. All such loans bore interest at the Internal Revenue Service short-term “Applicable Federal Rate,” compounded monthly (0.69% at December 31, 2009). During 2009, we recognized interest expense of $13,028. Through April 14, 2009, Mr. Planche has made additional advances of $204,750.

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

The consulting contract is being amortized over its stated term. As a result, we recognized $20,766 of stock based compensation in 2009 and $30,635 in 2008.  As of December 31, 2009 no monies were owed to this stockholder.

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

10.15	Standby Equity Distribution Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.1 to our Form 8-K filed on April 3, 2007).

10.16	Placement Agent Agreement, dated March 30, 2007, by and between Brightec, Inc. and Newbridge Securities Corporation (filed as Exhibit 10.2 to our Form 8-K filed on April 3, 2007).

10.17	Registration Rights Agreement, dated March 30, 2007, by and between Brightec, Inc. and Cornell Capital Partners, LP (filed as Exhibit 10.3 to our Form 8-K filed on April 3, 2007.

EXHIBIT NUMBER	DESCRIPTION

10.18	Press Release (filed as Exhibit 10.4 to the Company’s Form 8-K filed on April 3, 2007.

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

The following is a description of the fees paid by us to our independent registered public accounting firm, Rotenberg Meril Solomon Bertiger & Guttilla, P.C. (“RMSBG”) during the fiscal years ended December 31, 2009 and 2008.

Audit Fees

The aggregate fees billed or to be billed by RMSBG for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2009 and 2008, and for the review of the financial statements included in our Quarterly Reports for 2009 and 2008 were $54,000 and $79,073, respectively.

Audit Related Fees

There were no fees billed by RMSBG for audit related services during the periods for fiscal years ended December 31, 2009 and 2008.

Tax Fees

Fees billed by RMSBG for tax services rendered during the fiscal years ended December 31, 2009 and 2008 amounted to $0 and $5,000, respectively.

All Other Fees

There were no fees billed by RMSBG for other professional services rendered during the periods for fiscal years ended December 31, 2009 and 2008.

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

BRIGHTEC, INC.

Date: April 15, 2010	By: /s/ Patrick Planche
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

Signature	Title	Date

/s/ Patrick Planche	President, Chief Executive Officer	April 15, 2010
Patrick Planche	Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit Number	Description

31	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1850, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32
Certification of the Chief Executive and Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1850, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

BRIGHTEC, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008
AND FOR THE YEARS THEN ENDED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of Brightec, Inc.

We have audited the accompanying consolidated balance sheets of Brightec, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and comprehensive loss and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

“The Company intends to either file a definitive Proxy Statement to be delivered to its stockholders in connection with an annual meeting of the stockholders, whereby the information set forth therein would be incorporated by reference into Items 10 and 11 of Part III herein, or amend this Annual Report within 130 days after December 31, 2009 to include the information required by Items 10 and 11 of Part III in order to comply with applicable SEC requirements.”

/s/ Rotenberg Meril Solomon Bertiger & Guttilla, P.C.

ROTENBERG MERIL SOLOMON BERTIGER & GUTTILLA, P.C.

Saddle Brook, New Jersey
April 15, 2010

BRIGHTEC, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008

ASSETS
Current assets
Cash	$1,314	$10,271
Accounts receivable	2,696	—
Inventory	346,366	286,103
Prepaid expenses	4,298	7,545

TOTAL CURRENT ASSETS	354,674	303,919

Office and photographic equipment	28,320	27,984
Less accumulated depreciation	(26,291)	(24,754)

	2,029	3,230

Deposit	3,033	3,033

TOTAL ASSETS	$359,736	$310,182

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$664,000	$650,000
Accounts payable	321,372	198,531
Accrued interest (including related party interest of $55,870 and $42,842, respectively)	55,870	76,064
Accrued compensation	617,500	387,500
Accrued liabilities	56,575	58,048
Advances due to related party	1,749,798	1,678,635

TOTAL CURRENT LIABILITIES	3,465,115	3,048,778

COMMITMENT

Stockholders’ deficit
Preferred stock, $.001 par value - shares authorized 5,000,000; no shares issued	—	—
Common stock, $.001 par value - shares authorized 245,000,000; shares issued 146,467,837 and 144,342,837, respectively:	146,468	144,343
Additional paid-in capital	12,783,890	12,485,890
Deferred compensation expense	—	(20,922)
Accumulated deficit	(16,231,544)	(15,545,866)
Accumulated other comprehensive income	195.807	197,959

TOTAL STOCKHOLDERS’ DEFICIT	(3,105,379)	(2,738,596)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$359,736	$310,182

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Sales	$66,205	$14,058

Cost of sales	30,010	9,684

Gross profit	36,195	4,374

Operating expenses
Research and development	91,211	127,726
Selling and marketing	206,756	284,109
General and administrative (including related party consulting of $20,822 and $30,041, respectively)	328,247	460,853
Inventory reduction	—	85,000

	626,214	957,688

Operating loss	(590,019)	(953,314)

Other income (expense)
Interest income	—	6
Interest expense (including related party interest of $13,028 and $26,425, respectively)	(95,659)	(166,077)

	(95,659)	(166,071)

Net loss	$(685,678)	$(1,119,385)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of shares used in computation of basic and diluted net loss per share	145,780,851	144,283,411

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS STOCKHOLDERS’ DEFICIT AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009 and 2008

	Common Stock		Additional Paid-in	Deferred Compensation	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Expense	Deficit	Income	Total

Balance, January 1, 2008	144,092,837	$144,093	$12,485,390	$(50,807)	$(14,426,481)	$198,884	$(1,648,921)
Issuance of stock in connection with investor relationship agreement	250,000	250	500	(750)	—	—	—

Amortization of deferred compensation	—	—	—	30,635	—	—	30,635

Net loss for the year	—	—	—	—	(1,119,385)	—	(1,119,385)

Foreign currency translation adjustment	—	—	—	—	—	(925)	(925)

Comprehensive loss	—	—	—	—	—	—	(1,120,310)

Balance, December 31, 2008	144,342,837	144,343	12,485,890	(20,922)	(15,545,866)	197,959	(2,738,596)
Amortization of deferred compensation	—	—	—	20,922	—	—	20,922

Issuance of stock in connection with private placement	2,000,000	2,000	298,000	—	—	—	300,000

Issuance of stock in connection with investor relationship agreement	125,000	125	—	—	—	—	125

Net loss for the year	—	—	—	—	(685,678)	—	(685,678)

Foreign currency translation adjustment	—	—	—	—	—	(2,152)	(2,152)

Comprehensive loss	—	—	—	—	—	—	(687,830)

Balance, December 31, 2009	146,467,837	$146,468	$12,793,890	$—	$(16,231,544)	$195,807	$(3,105,379)

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Cash flows from operating activities

Net loss	$(685,678)	$(1,119,385)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred compensation expense	21,047	30,635
Accrued interest on advances from related party	13,018	26,425
Depreciation and amortization expense	1,537	1,243
Amortization of deferred financing costs	—	20,085
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,696)	3,936
Inventory	(60,263)	(72,525)
Prepaid expenses	3,247	4,130
Deposit	—	(992)
Increase (decrease) in:
Accounts payable	122,841	92,650
Accrued interest, compensation and liabilities	195,315	177,518

Net cash used for operating activities	(391,632)	(836,280)

Cash flows from investing activities
Cash paid to purchase property and equipment	(336)	(4,473)

Net cash used for investing activities	(336)	(4,473)

Cash flows from financing activities
Advances on line of credit	14,000	—
Repayment of advances on line of credit	—	(50,000)
Advances received from related party	74,963	869,485
Repayment of advances from related party	(3,800)	—
Issuance of common stock in connection with private placement	300,000	—

Net cash provided by financing activities	385,163	819,485

Effects of changes in foreign exchange rates	(2,152)	(925)

Net decrease in cash	(8,957)	(22,193)
Cash – beginning of year	10,271	32,464

Cash – end of year	$1,314	$10,271

Supplemental disclosures of cash flows information
Cash paid during the year for interest	$82,653	$118,320

See NOTE 9 for supplemental non-cash activities

The accompanying notes are an integral part of these financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

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

During 2009, the Company used its own products to develop a new line of products aimed at the retail market. These products consist of children’s puzzles and stickers. The Company believes these products provide an opportunity to enhance revenue growth.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, including the realization of its assets and settlement of its liabilities at their carrying values in the ordinary course of business for the foreseeable future. However, substantial doubt about the Company’s ability to continue as a going concern has been raised because the Company has experienced significant operating losses and negative cash flows from operations since inception. The Company has sustained cumulative losses of approximately $16.2 million through December 31, 2009 and has a working capital deficit of approximately $3.1 million at that date. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company has a $750,000 Loan and Security Agreement (the “Agreement”) with Ross/Fialkow Capital Partners, LLP (“Ross/Fialkow”). As of December 31, 2009, the Company had a $664,000 outstanding balance under the Agreement. The Company received a notice of default from the lender dated November 3, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed Amendment and Waiver Agreements effective November 13, 2009 and March 31, 2010 extending the maturity date to December 31, 2010, and waiving the events of default. See NOTE 5 – LINE OF CREDIT.

Patrick Planche, the Company’s chairman, president and chief executive officer, has been funding the Company’s cash requirements as needed through unsecured advances. For the year ended December 31, 2009, Mr. Planche has made unsecured cash advances of $74,500 and paid other operating liabilities of $463. For the period January 1, 2010 through April 14, 2010, Mr. Planche has advanced an additional $204,750. See NOTE 3 – RELATED PARTY TRANSACTIONS.

Management believes that it will continue to be successful in generating the necessary financing to fund the Company’s operations throughout the 2010 calendar year; however, unless alternative sources of funding are identified, the Company will be totally dependent on Mr. Planche to finance its operations. Due to the recent turmoil in the global economy, it is uncertain that funds will be available when we require them and there is no guarantee that the president will continue such financing.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements include the accounts of Brightec, Inc. and its wholly-owned subsidiary, Brightec SA. All significant intercompany balances and transactions have been eliminated in consolidation.

Adoption of FASB Accounting Standards Codification

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

Accounts Receivable

Accounts receivable, if any, is reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company will estimate doubtful accounts based on historical bad debts, factors related to specific customers’ ability to pay, and current economic trends. The Company will write off accounts receivable against the allowance when a balance is determined to be uncollectible.

At December 31, 2009, the Company has $2,696 of accounts receivable and management believed no allowance was necessary. At December 31, 2008 the Company did not have accounts receivable.

Inventory

Inventory is stated at the lower of cost or market value determined on the first-in, first–out method and is adjusted for estimated obsolescence.

Revenue Recognition

The Company recognizes revenue upon product shipment or when title passes and when collection from the customer is probable.

Concentrations of Credit Risk

Cash

The Company places its available cash with a high quality financial institution in amounts, which occasionally exceed current federal deposit insurance limits. Senior management continuously reviews this institution for financial stability. The Company has not experienced any losses on these accounts.

Suppliers

The principal raw materials the Company uses in connection with the manufacture of its various products are currently purchased from a limited number of suppliers. Although the Company could buy from additional suppliers for such raw materials, the unavailability of any individual principal raw material could cause the Company to curtail or cease manufacturing operations until a suitable replacement for the raw material is located.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, note and interest receivable, accounts payable, accrued liabilities and debt obligations. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2009 and 2008. The estimated fair values have been determined through information obtained from market sources and management estimates. The Company does not have any derivative or other financial instruments.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the related assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Advertising and Marketing

The Company recognizes advertising and marketing expenses in the period incurred. Advertising amounted to $5,769 and $17,533 for the years ended December 31, 2009 and 2008.

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

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

The Company has adopted the provisions of FASB ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

	December 31, 2009	December 31, 2008

Warrants (weighted average)	6,320,632	6,320,632

Convertible line of credit (weighted average)	5,658,128	5,822,688

Stock options (weighted average)	20,500,000	20,500,000

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

Recent Accounting Pronouncements

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning in the first quarter of fiscal year 2011, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011; however, early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the FASB issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2008 and 2007

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances From Related Parties

Mr. Planche made unsecured cash advances in 2009 to the Company of $74,500 and paid other operating liabilities of $463. In 2008, Mr. Planche made unsecured cash advances of $858,500 and paid other operating liabilities of $10,984.  During 2009, the Company repaid $3,800 of such advances. At December 31, 2009 and 2008, the Company owed Mr. Planche $1,749,798 and $1,678,635 respectively. All such loans bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (0.69% and 1.36% at December 31, 2009 and 2008, respectively). As of December 31, 2009 and 2008, accrued interest owed on the unsecured cash advances was $55,870 and $42,842 respectively. Interest expense incurred for the years ended December 31, 2009 and 2008 amounted to $13,028 and $26,425, respectively.

From January 1, 2010 to April 14, 2010, Mr. Planche had made additional loans to the Company in the amount of $204,750 under the same terms previously described.

Transactions with Affiliated Persons

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the years ended December 31, 2009 and 2008, the Company recognized an expense of $20,766 and $30,041, respectively. At December 31, 2009 and 2008, no monies were owed to this individual.

NOTE 4 – INVENTORY

Inventory consisted of the following:

	December 31, 2009	December 31, 2008

Raw materials and work in process	$153,405	$108,453
Finished goods	192,961	177,650

	$346,366	$286,103

In 2008, the Company wrote down inventory by $85,000 for items that it does not expect to utilize during the next twelve months. The items identified will not be scrapped or sold but have been segregated in a storage facility. We do not anticipate that these identified items will be used in manufacturing PlayGlo products. In accordance with FASB ASC 330, “Inventory”, this reduction of inventory has been segregated from cost of goods sold and included in operating expenses.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

NOTE 5 – LINE OF CREDIT

On June 8, 2006, the Company entered into the Agreement with Ross/Fialkow in the amount of $750,000. The significant terms of the agreement are as follows:

1.	Convertible note : Principal amount of $750,000

2.
Original maturity date : June 8, 2007, subject to acceleration upon an Event of Default (as defined in the Loan Agreement) at the discretion of Ross/Fialkow. The due date was extended to December 31, 2010 (see discussion below).

3.	Original interest rate : 20% per annum. The rate was reduced to 10% per annum (see discussion below)

4.	Interest payments dates : Due monthly commencing July 8, 2006.

5.	Commitment fee paid to Ross/Fialkow : $37,500.

6.
Conversion right : The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment, at the election of Ross/Fialkow, into the Company’s common stock at the rate of $0.12 per share. If the full principal amount of the loan were advanced and converted, the number of shares of common stock to be issued upon conversion would be 6,250,000 (such shares, the “Conversion Shares”). The Conversion Shares carry piggy-back registration rights.

7.
Warrant : A common stock purchase warrant (the “Warrant”) has been issued to Ross/Fialkow to purchase up to 1,500,000 shares (the “Warrant Shares”) of the Company’s common stock at an exercise price of $0.12 per share, expiring on May 31, 2009. The Warrant Shares carried piggy-back registration rights. The warrants expired unexercised as of May 31, 2009.

8.
Collateral and other security : All assets of the Company have been pledged, including the assets of the Company’s wholly owned subsidiary, Brightec S.A., a Swiss corporation (the “Subsidiary”), and a pledge of the capital stock of the Subsidiary; the Subsidiary has fully guaranteed the payment and performance of the Agreement, the Convertible Note and the Warrant.

9.
Representations and covenants : The Pledge and Security Agreement contains customary representations of the Company as borrower, including a prohibition on the payment of dividends or other distributions on the Company’s common stock.

10.
Registration of shares : The Company was required to file a registration statement on Form S-1 (or SB-2) with respect to all common stock as to which the Company has obligations to deliver to Ross/Fialkow by December 31, 2006. The date was extended to July 15, 2007 (see discussion below).

11.
Events of Default : The Pledge and Security Agreement and the Convertible Note contain customary Events of Default which, if not waived by Ross/Fialkow, would entitle Ross/Fialkow to accelerate the due date of the Note. The Events of Default include, among other things, a change in the condition or affairs (financial or otherwise) of the Company which in the reasonable opinion of Ross/Fialkow, materially impairs Ross/Fialkow’s security or materially increases Ross/Fialkow’s risk.

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

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

The Company filed the required Registration Statement on Form SB-2 with the SEC on July 6, 2007. On July 25, 2007, the Company received a comment letter from the SEC regarding the Registration Statement. The Company filed an amended Registration Statement on November 30, 2007. On January 3, 2008, the Company received a comment letter from the SEC regarding the amended Registration Statement. On April 15, 2009, the Company withdrew the Registration Statement.

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

The Company received a notice of default from the lender dated January 6, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective April 10, 2009 whose significant terms are as follows:

1.	Maturity date: December 31, 2009

2.	Interest rate: 10% per annum effective April 1, 2009 payable monthly in arrears on the first day of each month commencing May 1, 2009

3.	Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2009

4.	Issuance of common stock: The Company agreed to issue Ross/Fialkow 125,000 shares of common stock no later than May 31, 2009. the shares were delivered May 7, 2009.

The Company received a notice of default from the lender dated November 3, 2009 for the non-payment of accrued interest and the balance due under the Agreement upon maturity. The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective November 13, 2009 whose significant terms are as follows:

1.	Maturity date: December 31, 2010

2.
Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until March 31, 2010. Payments to be made on March 31, 2010 will be $52,210.

In addition, the Company issued Ross/Fialkow a three-year warrant to purchase 1,500,000 shares of common stock at a price of $0.04 per share. The warrant expires on November 20, 2012.

The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective March 31, 2010 whose significant terms are as follows:

1.	Maturity date: December 31, 2010

2.
Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2010. Payments to be made on June 30, 2010 will be $66,736.

As of December 31, 2009 and 2008, the outstanding balances of the line of credit were $664,000 and $650,000, respectively. Interest expense amounted to $82,170 and $139,611 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 – CAPITAL STOCK

Number of Shares of Common Stock Authorized, Issued and Outstanding

Under the Company’s charter, 245,000,000 shares of $0.001 par value common stock are authorized. As of December 31, 2009 and 2008, 146,467,837 and 144,342,837 shares of common stock, respectively, are issued and outstanding.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

Number of Shares of Preferred Stock Authorized, Issued and Outstanding

On September 25, 2006, at a special meeting of the Company’s stockholders, the stockholders voted to authorize 5 million shares of $0.001 par value “blank check” preferred stock. The terms, rights and features of the preferred stock will be determined by the Board of Directors upon issuance. Subject to the provisions of the Company’s certificate of amendment to the articles of incorporation and the limitations prescribed by law, the Board of Directors would be expressly authorized, at its discretion, to adopt resolutions to issue shares, to fix the number of shares and to change the number of shares constituting any series and to provide for or change the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, including dividend rights (including whether the dividends are cumulative), dividend rates, terms of redemption (including sinking fund provisions), redemption prices, conversion rights and liquidation preferences of the shares constituting any series of the preferred stock, in each case without any further action or vote by the stockholders. The Board of Directors would be required to make any determination to issue shares of preferred stock based on its judgment as to the best interests of the Company and its stockholders. There are no shares of preferred stock issued and outstanding at December 31, 2009 and 2008.

Issuances of Common Stock – Stock Based Compensation

On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two year consulting contract with a significant stockholder. These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date. For the years ended December 31, 2009 and 2008, the Company recognized general and administrative stock based compensation of $20,766 and $30,041, respectively.

On March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom Investor Relations Corp. (“Agoracom”) as payment under an Investor Relations Agreement (the “IR Agreement”). The 250,000 shares of common stock were issued on March 28, 2008. Agoracom was to receive an additional 200,000 shares of common stock on September 17, 2008, however, due to certain marketing delays, Agoracom agreed to suspend the IR Agreement for six months. During the second quarter of 2009, the Company reevaluated its need for the IR Agreement and concluded that it will defer commencement of the IR Agreement to the first quarter of 2010, at which time the status of the 200,000 shares of common stock will be determined

For the year ended December 31, 2009 and 2008, the Company recognized total stock based compensation of $20,766 and $30,635, respectively. The expense was for general and administrative consulting services.

Issuances of Common Stock – Other

The Company issued 125,000 shares of its common stock to Ross/Fialkow under an Amendment and Waiver Agreement dated April 10, 2009. See NOTE 5 – LINE OF CREDIT.

The Company issued and sold 2,000,000 shares of its common stock valued at $0.15 per share for $300,000 to Aragone S.A. of Geneva, Switzerland in connection with a private placement on April 27, 2009. The 2,000,000 shares of common stock were issued and delivered on May 1, 2009. The proceeds of this sale were to satisfy outstanding obligations and build inventory for the up-coming launch of the PlayGlo™ line of products.

Deferred Compensation Expense

As discussed above, 2,000,000 shares of common stock, valued at $60,000, were issued as consideration for a two-year consulting contract with a significant stockholder. The value of the stock issuance was recognized as deferred compensation and is being amortized over twenty-four months (the term of the consulting contract). As of December 31, 2009 and 2008, the unamortized balance of deferred compensation related to the consulting contact was $0 and $20,766, respectively.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

As discussed above, on March 14, 2008, the Company agreed to issue 250,000 shares of its common stock valued at $750 to Agoracom pursuant to the IR Agreement. The value of the stock issuance was recognized as deferred compensation and was being amortized over twelve months (the term of the IR Agreement). As of December 31, 2009 and 2008, the unamortized balance of deferred compensation, related to the IR Agreement was $0 and $156, respectively.

As of December 31, 2009 and 2008, the unamortized balance of deferred compensation expense was $0 and $20,922, respectively.

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

The Company paid $15,000 to Yorkville for structuring fees, $5,000 to YA Global for due diligence fees and $85 to record the issuance of the YA Global and Newbridge shares with the Company’s stock transfer agent. As shares of the Company’s common stock cannot be sold to YA Global until the Company has declared effective its Registration Statement on Form SB-2, these costs totaling $20,085 were deferred. As stated above, the Company withdrew its Registration Statement. As a result, the Company expensed the deferred offering costs in 2008.

Stock Option Plans

1999 Plan – The Company’s 1999 stock option/stock issuance plan (the “1999 Plan”) provided for the grant by the Company of options, awards or rights to purchase up to 5,000,000 shares of the Company’s common stock, which generally vested over a five-year period and terminated ten years from the date of grant. These options were not transferable, except by will or domestic relations order. There were no options granted, exercised or cancelled under the 1999 Plan during the years ended December 31, 2009 and 2008. With the approval of the 2006 Stock Incentive Plan (see below), the 1999 Plan has been frozen such that no further awards will be made and any shares of common stock reserved for grant under the 1999 Plan will be released from reserve.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

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

Issuances of Stock Options

Option activity for 2009 and 2008 is summarized as follows:

	Total	Weighted Average Price

Options outstanding, January 1, 2008	20,500,000	$0.117
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, December 31, 2008	20,500,000	0.117
Granted	—	—
Exercised	—	—
Forfeited	—	—

Options outstanding, December 31, 2009	20,500,000	$0.117

Aggregate intrinsic value	N/A

Shares of common stock available for future grant under the plans	29,500,000

The aggregate intrinsic value of the stock options outstanding at December 31, 2009 is calculated based on the positive difference between the closing market price of the Company’s common stock and the exercise price of the underlying options. As the difference between the last quoted market price of the Company’s common stock ($0.003 on December 31, 2009) and the exercise price of the stock options ($0.12) is negative, the outstanding stock options have no intrinsic value.

The following table summarizes information about stock options outstanding at December 31, 2009:

		Weighted Average Remaining		Options Exercisable Weighted Average
Ranges of price	Number Outstanding	Contractual Life (years)	Exercise Price	Number Exercisable	Exercise Price

$0.001	500,000	Unknown	$0.001	$—	$—
$0.120	20,000,000	5.32	0.120	20,000,000	0.120

$0.001 - $0.120	20,500,000	5.32	$0.117	20,000,000	$0.120

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

As of December 31, 2009, there was an estimated $500 of total unrecognized compensation cost related to nonvested options granted. It is unknown over what weighted-average time period that cost will be recognized as the related options do not vest with the option holder until there is a change in control of the Company.

Warrants

A summary of the warrants outstanding at December 31, 2009 is as follows:

Warrants	Exercise Price	Expiration Date

1,500,000	$0.04	November 20, 2012
2,820,832	$0.12	April 27, 2013
2,000,000	$0.12	January 26, 2014

6,320,832

On May 31, 2009, warrants for the purchase of 1,500,000 shares of common stock expired unexercised. No warrants were exercised in 2009 or 2008, 1,500,000 warrants were issued during 2009.

NOTE 7 – INCOME TAXES

The Company has not calculated the tax benefits, or costs, of its net operating losses and other tax attributes as of December 31, 2009 since it does not have the required information. The Company has not filed its U.S. federal and state returns for 2009, 2008, 2007, 2005, 2004, 2003, 2002 and 2000. The tax return filed for 2006 will need to be amended as a result of filing the outstanding tax return for year prior to 2006. The 2001 tax returns will need to be amended, if permitted by statute. Utilization of net operating loss and tax credit carryforwards in the United States, when determined, may be subject to substantial annual limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating losses and tax credit carryforwards before full utilization. An Internal Revenue Code Section 382 loss carryforward limitation may apply to the portion of the loss incurred prior to the recapitalization by the sale of the Company’s common stock in 2002. Losses incurred by Brightec S.A. can be carried forward for a period of seven years.

Due to recurring losses, management believes that once such returns are filed, the Company would not incur a federal income tax liability and a minimal state tax liability.

Due to the uncertainty over the Company’s ability to utilize these operating losses and other tax attributes, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

At December 31, 2009 and 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. We recognize interest and penalties related to uncertain tax positions in general and administrative expense. As of December 31, 2009 and 2008, we have not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

BRIGHTEC, INC. AND SUBSIDIARY
 NOTES TO FINANCIAL STATEMENTS – CONTINUED
For the Years Ended December 31, 2009 and 2008

Since the Company has not filed its U.S. federal and state tax returns for the aforementioned fiscal years, those years remain open to examination, and possible adjustment, by the major taxing jurisdictions to which we are subject. Fiscal year 2006 remains open to examination through September 15, 2010. Tax returns filed by our Swiss subsidiary, Brightec, S.A., are open to examination by the Swiss taxing authority for ten years; therefore, tax returns filed in and after 1999 remain open to examination.

NOTE 8 – COMMITMENT

The Company was renting office space as a tenant-at-will. The Company entered into a new three-year operating lease for its office space effective July 1, 2008 expiring on June 30, 2011. The annual rent is $33,600 in the first year, $35,000 in the second year and $36,400 in the third year.

Minimum required lease payments under the lease are as follows:

Year Ending December 31,	Amount

2010	$35,700
2011	18,200

$43,900

Rent expense was $35,980 and $34,340 in 2009 and 2008, respectively.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

	2009	2008

Schedule of non-cash activities

Issuance of common stock in relation to investor relationship agreement	$125	$750