Form 10-K/A
period 2009-12-31
BRIGHTEC, INC
filed 2010-04-30
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1
TO

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

Documents Incorporated By Reference Portions of the Company ‘ s Proxy Statement to be declined to shareholders in connection with the Company ‘ s annual meeting of stockholders are incorporated by reference into Items 10 and 11 of Part III.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

The Company intends to either file a definitive Proxy Statement to be delivered to its stockholders in connection with an annual meeting of the stockholders, whereby the information set forth therein would be incorporated by reference into Items 10 and 11 of Part III herein, or amend this Annual Report within 120 days after December 31, 2009 to include the information required by Items 10 and 11 of Part III in order to comply with applicable SEC requirements.”

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A hereby amends the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which the registrant filed with the Securities and Exchange Commission on April 16, 2010. This amendment is being filed for the limited purpose of amending Part III to reflect the inclusion of the information required by the Form 10-K. This Amendment No. does not reflect events occurring after the filing of the Form 10-K or modify or update any disclosures that may have been affected by subsequent events. Accordingly, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K (which speaks as of the date thereof), and this Amendment should be read in conjunction with such Form 10-K and the registrant’s filings made with the Securities and Commission subsequent to the date of such Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

During the fiscal years ended December 31, 2009 and 2008, Patrick Planche was our sole executive officer.

The positions held by each Director and executive officer of the Company as of April 14, 2010 are stated below:

Name	Age	Position with the Company

Patrick Planche	45	President, Chief Executive Officer, Treasurer and Chairman of the Board

Biographies

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

Director Qualifications and Experience

The following table identifies some of the experience, qualifications, attributes and skills that the Board considered in making its decision to appoint directors to our Board. This information supplements the biographical information provided above. The vertical axis displays the primary factors reviewed by the Board in evaluating a board candidate.

Mr. Planche
Experience, Qualification, Skill or Attribute
Professional standing in chosen field	x
Expertise in printing or related industry	x
Expertise in technology or related industry	x
Audit Committee Financial Expert (actual or potential)
Civic and community involvement
Other public company experience
Diversity by race, gender or culture
Specific skills/knowledge:
-printing	x
-technology	x
-governance	x

Family Relationships

There are no family relationships between Patrick Planche and any of our or other executives. Mr. Planche is not a director or executive officer of any company that files reports with the SEC except as set forth above.

Involvement in Certain Legal Proceedings

Neither Mr. Planche nor any other executive has been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending members of our Board or other executives from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

Board Leadership Structure

The Board believes that the Company’s Chief Executive Officer is best situated to serve as Chairman of the Board because he is ultimately responsible for the day-to-day operation of the Company and is the most familiar with the Company’s business and industry and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. The Board believes that the combined role of Chairman and Chief Executive Officer promotes strategy development and execution.

Terms of Office

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

Solely based on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2009 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics Policy

As of December 31, 2009, we had yet to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. Beginning in the second quarter of 2007, we initiated the process of examining our corporate governance and other policies and procedures that will relate to a larger enterprise at such time as it is able to attract additional members to our Board of Directors. That process was temporarily suspended due the concentration of our efforts to introduce our new products to the market, which occurred in the third quarter of 2007. As of December 31, 2009, we have not resumed our examination related to adopting a code of ethics. Upon the resumption of this examination, the Company plans to adopt a code of ethics applicable to all directors, officers and employees in 2010.

Board Committees

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

Annual Incentives – There were no incentive awards or bonuses paid in the fiscal year ended December 31, 2009.

Compensation of the Chief Executive Officer – We determined Mr. Patrick Planche’s salary for fiscal year ended December 31, 2009 based upon our working capital limitations, and was not intended to reflect our view of his value to the Brightec.

Item 11. Executive Compensation

Director Compensation

The Company does not currently pay cash or other compensation to its directors.

Summary Compensation Table

The following table sets forth the aggregate cash compensation incurred by the Company with respect to the fiscal years ended December 31, 2009 and 2008 to the Chief Executive Officer (the “Named Executive Officer”).

	Year	Salary	Stock Awards Bonus	Non-Equity Incentive Plan Compensation Option Awards 1	Non Qualified Deferred Compensation Earnings All Other Compensation 1	Total
Patrick Planche, President
Chief Executive Officer	2009	$150,000	$—	$—	$13,028	$163,028
and Chief Financial Officer	2008	$150,000	$—	$—	$26,425	$176,425

1 Related to interest payable on short-term cash advances made to us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Patrick Planche	12,000,000	—	—	$0.12	April 28, 2015

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Other

As of December 31, 2009, a loan with a principal balance of $1,749,798 was due by the Company to Patrick Planche.

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

The Board of Directors did not approve any award grants under the 2006 Plan during the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Directors and Named Executive Officers 3	Number of Shares Owned 4		Percentage Ownership 2
Patrick Planche	49,621,252	5	33.88%
All executive officers and directors as a group (1 person)	49,621,252	6	33.88%	8

Additional 5% Stockholders
David J. Geffen	19,945,203	7	13.62%
Jeffrey A. Stern	9,864,168	8	6.71%
James J. Galvin and Peggy Galvin	8,857,145		6.05%
Jose Canales la Rosa	7,573,500	9	5.17%
All executive officers, directors and 5% stockholders as a group	95,861,268	10	52.67%	8

3 Unless otherwise indicated, the address of each person listed is c/o Brightec, Inc., 8C Pleasant Street, First Floor, South Natick, MA 01760.

4 Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days of April 10, 2010 are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of common stock beneficially owned by such person.

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

10 Includes 12,000,000 options issued under the Company’s 2006 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

During 2009, we received advances of $74,963 from Mr. Planche. At December 31, 2009, we owed him $1,749,798 in connection with advances he made to us. All such loans bore interest at the Internal Revenue Service short-term “Applicable Federal Rate,” compounded monthly (0.69% at December 31, 2009). During 2009, we recognized interest expense of $13,028. Through April 14, 2010, Mr. Planche has made additional advances of $204,750.

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

Item 15. Exhibits

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

BRIGHTEC, INC.

Date: April 30, 2010	By: /s/ Patrick Planche
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

Signature	Title	Date

/s/ Patrick Planche	President, Chief Executive Officer	April 30, 2010
Patrick Planche	Treasurer, Director, Principal Executive Officer and Principal Financial and Accounting Officer