Form 10-Q
period 2010-03-31
BRIGHTEC, INC
filed 2010-05-24
CIK 894537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of shares outstanding as of May 19 2010
Common stock, $0.001 par value	146,467,837

INDEX

			Page Number

Note Regarding Forward Looking Statements			3

Part I.	Financial Information

	Item 1.	Financial Statements	4

		Condensed Consolidated Balance Sheets at March 31, 2010 (Unaudited) and December 31, 2009	4

		Condensed Consolidated Statements of Operations and Accumulated Deficit and Comprehensive Loss for the Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)	5

		Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2010 and 2009 (Unaudited)	6

		Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

	Item 4T.	Controls and Procedures	15

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 2.	Unregistered Sales of Equity and Use of Proceeds	16

	Item 3.	Defaults upon Senior Securities	16

	Item 4.	Removed and Reserved	16

	Item 5.	Other Information	16

	Item 6.	Exhibits	17

Signatures			18

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

Brightec, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31, 2010	December 31, 2009
	(Unaudited)

ASSETS

Current assets
Cash	$21,760	$1,314
Accounts receivable, net	3,695	2,696
Inventory	349,175	346,366
Prepaid expenses	3,222	4,298
TOTAL CURRENT ASSETS	377,852	354,674

Office and photographic equipment	28,320	28,320
Less: accumulated depreciation	(26,692)	(26,291)
	1,628	2,029

Deposit	3,033	3,033
	3,033	3,033

TOTAL ASSETS	$382,513	$359,736

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Line of credit	$664,000	$664,000
Accounts payable	222,022	321,372
Accrued interest (including related party interest of $58,719 and $55,870, respectively)	75,319	55,870
Accrued compensation	656,700	617,500
Accrued liabilities	86,920	56,575
Advances due to related party	1,954,548	1,749,798
TOTAL CURRENT LIABILITIES	3,659,509	3,465,115

Stockholders’ deficit
Preferred stock, $.001 par value - shares authorized 5,000,000; shares issued and outstanding 0	-	-
Common stock, $.001 par value - shares authorized 245,000,000; shares issued and outstanding 146,467,837	146,468	146,468
Additional paid-in capital	12,783,890	12,783,890
Accumulated deficit	(16,402,263)	(16,231,544)
Accumulated other comprehensive income	194,909	195,807
TOTAL STOCKHOLDERS’ DEFICIT	(3,276,996)	(3,105,379)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382,513	$359,736

See  accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
and Accumulated Deficit and Comprehensive Loss

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Sales	$5,343	$1,742

Cost of sales	2,771	800

Gross profit	2,572	942

Operating expenses
Research and development	23,219	15,000
Selling and marketing	48,451	61,932
General and administrative (including related party consulting expenses of $0 and $7,551, respectively)	82,145	79,186
	153,815	156,118

Operating loss	(151,243)	(155,176)

Other Income (Expense)

Interest expense (including related party $2,849 and $2,990, respectively)	(19,476)	(35,632)
	(19,476)	(35,632)

Net loss	(170,719)	(190,808)

Accumulated deficit – beginning	(16,231,544)	(15,545,866)

Accumulated deficit – ending	$(16,402,263)	$(15,736,674)

Basic and diluted net loss per share	$—	$—

Weighted average number of shares used in the computation of basic and diluted net loss per share	146,467,837	144,342,837

COMPREHENSIVE LOSS

Net loss	$(170,719)	$(190,808)

Foreign currency translation adjustment	(898)	914

Comprehensive loss	$(171,617)	$(189,894)

See  accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net loss	$(170,719)	$(190,808)

Adjustments to reconcile net loss to net cash used for operating activities:
Amortization of deferred stock based compensation	—	7,740
Accrued interest on advances from related party	2,849	2,990
Depreciation and amortization expense	401	376
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(999)	(188)
Inventory	(2,809)	2,521
Prepaid expenses	1,076	3,614
Increase (decrease) in:
Accounts payable	(99,350)	18,738
Accrued liabilities	86,145	104,461
Net cash used in operating activities	(183,406)	(50,556)

Cash flows from financing activities
Advances received from related party	204,750	28,000
Advances from line of credit	—	14,000
Net cash provided by financing activities	204,750	42,000

Effects of changes in foreign exchange rates	(898)	914

Net increase (decrease) in cash	20,446	(7,642)

Cash at beginning of period	1,314	10,271

Cash at end of period	$21,760	$2,629

See NOTE 11 for supplemental cash flow information.

See  accompanying notes to unaudited condensed consolidated financial statements.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Brightec, Inc. (“Brightec” or the “Company”) develops and markets luminescent films incorporating luminescent or phosphorescent pigments (the “Luminescent Products”). These pigments absorb and reemit visible light producing a “glow” which accounts for the common terminology “glow in the dark.” The Luminescent Product are sold primarily as a printable luminescent film designed to add luminescence to existing or new products. The Company uses third parties for manufacturing, and markets and sells graphic quality printable luminescent films. These films are based on the Company’s proprietary and patented technology, which enables prints to be of photographic quality by day and luminescent under low light or night conditions. The Company expects that its Luminescent Products will be available for sale in a number of versions appropriate for commonly used commercial and personal printing technology, including offset printing, laser or inkjet printing, plus a variety of “print on demand” digital technologies. The Company offers its products in sheets and rolls.

During 2009, the Company decided used its own products to develop a new line of products aimed at the retail market.  The products consist of children’s puzzles and stickers.  The Company believes these products provide an opportunity to enhance revenue growth.

NOTE 2 – INTERIM FINANCIAL STATMENTS

The accompanying unaudited condensed consolidated financial statements at March 31, 2010 and for the three month period then ended includes the accounts of the Company and its wholly-owned subsidiary, Brightec S.A. (the “Subsidiary”), a Swiss corporation.  All inter-company transactions and balances have been eliminated in consolidation. In our opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, and include all adjustments, necessary to make the financial statements not misleading. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules of the Securities and Exchange Commission for interim reporting. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 3 – LIQUIDITY, MANAGEMENT PLANS AND GOING CONCERN

The Company had a working capital deficit of approximately $3.28 million and an accumulated deficit of approximately $16.4 million at March 31, 2010 and has incurred recurring losses since inception.  The ability of the Company to continue to operate as a going concern is primarily dependent upon the ability of the Company to raise the necessary financing, to effectively produce and market Brightec’s products at competitive prices, to establish profitable operations and to generate positive operating cash flows.  If the Company fails to raise funds, or the Company is unable to generate operating profits and positive cash flows, there are no assurances that the Company will be able to continue as a going concern and it may be unable to recover the carrying value of its assets.

In 2006, the Company entered into a $750,000 Loan and Security Agreement (the “Loan Agreement”) with Ross/Fialkow Capital Partners, LLP, Trustee of the Brightec Capital Trust (“Ross/Fialkow”). As of March 31, 2010, the loan principal was $664,000 and the remaining funds available under the Loan Agreement were $86,000. See NOTE 8 – LINE OF CREDIT.

Mr. Planche, the Company’s chairman, president and chief executive officer has been funding the Company’s cash requirements as needed through unsecured cash advances.  For the period January 1, 2010 through March 31, 2010, Mr. Planche made unsecured cash advances of $204,750. From April 1, 2010 to May 19, 2010, Mr. Planche had made additional loans to the Company in the amount of $17,500. See NOTE 7 – RELATED PARTY TRANSACTIONS.

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

NOTE 4 – EARNINGS (LOSS) PER SHARE

The Company computes earnings or loss per share in accordance with ASC 260, basic earnings per share, is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share reflect the potential dilution that could occur if securities or other agreements to issue common stock were exercised or converted into common stock, only in the periods in which the effect is dilutive.  The following securities have been excluded from the calculation of net loss per share, as their effect would be anti-dilutive:

	For the Three Months
	Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Warrants (weighted average)	6,320,832	6,320,832

Convertible debt (weighted average)	5,533,333	5,736,111

Stock options (weighted average)	20,500,000	20,500,000

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value and consist of the following at March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
	(Unaudited)

Raw materials and work in process	$154,497	$153,405
Finished goods	194,678	192,961

	$349,175	$346,366

NOTE 6 – INCOME TAXES

The Company has not calculated the tax benefits of its net operating losses as of March 31, 2010 and December 31, 2009 since it does not have the required information. The Company has not filed its U.S. federal and state corporate tax returns for years ended December 31, 2009, 2008, 2007, 2005, 2004, 2003, 2002 and 2000. The tax returns filed for 2006 and 2001 (if permitted) will need to be amended.  Due to the uncertainty over the Company’s ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances due to related party
At December 31, 2009, the Company owed Mr. Planche $1,749,798 in connection with unsecured cash advances made by him to the Company.  During the three month period ended March 31, 2010, Mr. Planche made advances to the Company of $204,750.  During the three month period ended March 31, 2010, the Company did not pay any of the outstanding advances.  At March 31, 2010, the Company owes Mr. Planche $1,954,548. From April 1, 2010 to May 19, 2010, Mr. Planche had made additional loans to the Company in the amount of $17,500.

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

All such advances bear interest at the Internal Revenue Service short term “Applicable Federal Rate” (0.64% and 0.69% at March 31, 2010 and December 31, 2009, respectively) calculated and accrued monthly.  As of March 31, 2010 and December 31, 2009, accrued interest owed on the unsecured cash advances was $58,719 and $55,870, respectively.  Interest expense incurred for the three month periods ended March 31, 2010 and 2009 was $2,849 and $2,990 respectively.

Consulting agreement
On September 11, 2007, the Company issued 2,000,000 shares of common stock, valued at $60,000, as consideration for a two-year consulting contract with a significant stockholder.  These shares were issued at $0.03 per share, the closing price of the Company’s common stock on the aforementioned date.  For the three month periods ended March 31, 2010 and 2009, the Company recognized non-cash consulting expense of $0 and $7,551, respectively, related to the consulting agreement.  At March 31, 2010 and December 31, 2009, the Company owed $0 to this stockholder.

NOTE 8 – LINE OF CREDIT

The Company has a Loan Agreement with Ross/Fialkow in the amount of $750,000.  The principal amount of the loan plus accrued but unpaid interest, if any, is convertible at any time prior to payment at the election of Ross/Fialkow, into the Company’s common stock at the rate of $0.12 per share.  Such shares carry piggy-back registration rights.  All of the assets of the Company have been pledged, including the assets of the Company’s subsidiary.

The Company and Ross/Fialkow signed an Amendment and Waiver Agreement effective March 31, 2010, the significant terms of which are as follows:

1.	Maturity date: December 31, 2010

2.
Waiver of default: Ross/Fialkow waived the Company existing payment defaults and agreed to extend the grace period for curing such payment defaults until June 30, 2010.  All defaults were cured as of March 31, 2010.

At both March 31, 2010 and December 31, 2009, the outstanding balance on the line of credit was $664,000.  Interest expense was $16,600 and $32,642 for the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

In January 2010, the Company adopted the new provisions of ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). ASU No. 2010-06 provides revised guidance on improving disclosures about valuation techniques and inputs to fair value measurements. We do not expect these new standards to significantly impact our consolidated financial statements

Brightec, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements - continued
(Unaudited)

In February 2010, the FASB issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

The Company does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments, consisting of cash, accounts payable and accrued expenses and debt obligations are carried at, or approximate, fair value because of their short-term nature or because they carry market rates of interest.

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$27	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009. This Quarterly Report on Form 10-Q contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements are usually accompanied by words such as “believes,” “may,” “should,” “anticipates,” “estimates,” “expects,” “future,” “intends,” “hopes,” “plans,” and similar expressions, and the negative thereof. Forward-looking statements involve risks and uncertainties and our actual results may differ materially from the results anticipated in these forward-looking statements as a result of certain factors.

CRITICAL ACCOUNTING POLICIES

Certain of our accounting policies are particularly important to the portrayal and understanding of our financial position and results of operations and require us to apply significant judgment in their application. As a result, these policies are subject to an inherent degree of uncertainty. In applying these policies, we use our judgment in making certain assumptions and estimates. Our critical accounting policies, which consist of revenue recognition, accounts receivable reserves, inventories, derivative instruments (including stock options) and income taxes are described in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to our critical accounting policies as of and for the three months ended March 31, 2010.

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

At the end of 2008, the Company has decided to add to its Brightec films product offering for 2009 a new line of finished products for children under the brand name PlayGlo™. This new PlayGlo™ product line uses Brightec’s films, will be manufactured in the USA and will comprise puzzles and stickers. The Company has retained four Manufacturers Representative Firms (MRF’s) with a total of about 60 sales persons, to represent our PlayGlo™ line of glow-in-the-dark puzzles and stickers. These four MRF’s cover the 30 State and the District of Columbia in the following territories:

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

ABILITY TO CONTINUE AS A GOING CONCERN

At March 31, 2010, we have a working capital deficit of approximately $3.28 million, an accumulated deficit of approximately $16.4 million and recurring losses since inception. Our future viability is dependent upon our ability to obtain additional debt and/or equity financing and achieve profitability in future operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our auditors have included a “going concern” qualification in their auditor’s report for the year ended December 31, 2009. Such a “going concern” qualification may make it more difficult for us to raise funds when needed.

We believe we have the ability to obtain additional funds from new investors, our principal stockholders and employees through the issuance of additional debt, equity securities and/or the exercise of warrants and stock options. However, until we identify alternative sources of funding, we will be totally dependent on Mr. Planche to fund our operations. We do not have any current plans to access typical sources of credit until our sales volume increases and we have no plans to make significant investments in property, plant or equipment. Mr. Planche has made $1.95 million in unsecured cash advances to us through March 31, 2010.

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

We believe that we will be successful in generating the necessary financing to fund our operations through the 2010 calendar year. Accordingly, we believe that no adjustments or reclassifications of our recorded assets and liabilities are necessary at this time.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2010 COMPARED WITH THREE PERIOD ENDED MARCH 31, 2009

Revenues
Our revenues, net of returns, allowances and discounts, for the three period ended March 31, 2010 were $5,343, compared $1,742 for the comparable three month period of 2009. The increase in our revenue for the three month period ended March 31, 2010 was due to a sale of PlayGlo™ puzzles and stickers.

During the first quarter of 2010, while we had one commercial sale of our Luminescent Product to a major stationery supplier, we concentrated our efforts on building inventory of our PlayGlo™ line of products and their planned launch during the second quarter 2009. The launch of the line is now in effect and sales have been recorded during third quarter 2009.

Gross Profit

Our gross profit was $2,572 (48.1%) for the three month period ended March 31, 2010 compared to a gross profit of $942 (54.1%) for the comparable three month period in fiscal 2009. The decrease in our gross profit for the three month period ended March 31, 2010 was due to a sale of inventory with higher costs.

Research and Development Expenses

Research and development expenses were $23,219 for the three month period ended March 31, 2010, compared to $15,000 for the comparable three month period of 2009. This was an increased of $8,219 for the three month period.

The increase for the three month period ended March 31, 2010 of $8,219 was primarily related to consulting costs incurred during the first quarter of $5,000.

Selling and Marketing Expenses

Selling and marketing expenses consist of payroll and related taxes, website maintenance costs, travel costs and fees paid in connection with promotional activities and press releases and shareholder communications. Selling and marketing expenses decreased $13,481 to $48,451 from $61,932 for the three month period ended March 31, 2010 compared with the three month period of 2009.

The decrease for the three month period ended March 31, 2010 is primarily related to costs for promotional materials associated with our 2009 toy fair campaign that was not attended in 2010.

We anticipate beginning a major sales and marketing effort in conjunction with the launch of the PlayGlo™ line. This effort will target independent retailers in the toy, gift and book stores, as well as tourist, museum, science center, aquarium and zoo shops. Our sales and marketing costs will increase significantly as our marketing samples are produced and distributed in the third and fourth quarters. Our sales and marketing effort began in the second quarter 2009 with identifying our initial selection of our target group of independent retailers. We anticipate that the cost of our 2010 sales and marketing effort to be between $300,000 to $450,000, which includes, but is not limited to, the costs to produce all of our marketing collateral and samples, travel costs, employee compensation. This estimate is consistent with our original planned marketing efforts.

General and Administrative

General and administrative expenses consisted primarily of the compensation of our executive officer, other payroll and related taxes and benefits, deferred financing expenses and rent as well as legal and accounting fees. General and administrative expenses increased by $2,959 for the three month period ended March 31, 2010 to $82,145 from $79,186 for the comparable three month period of 2009.

The increase for the three month period ended March 31, 2010 is primarily related to increases in rent, health care, partially offset by a reduction of consulting fees $7,551.

General and administrative costs included consulting fees of $0 for the three month period ended March 31, 2010, related to a two-year consulting contract with a significant stockholder, commencing on September 11, 2007. The consulting contract fees with this stockholder for the three month period ended March 31, 2009 were $7,551.

OTHER INCOME (EXPENSE)

Interest Expense
For the three month periods ended March 31, 2010 and 2009, interest expense was $19,476 and $35,632, respectively. Interest expense is dependent on the outstanding balance of our line of credit and the outstanding balance of unsecured cash advances we received from Mr. Planche, our president. The interest rate charged by Ross/Fialkow on the outstanding balances under the line of credit was reduced from 20% to 10% effective April 1, 2009. The interest rate charged by Mr. Planche is the Internal Revenue Service short term “Applicable Federal Rate.”

For the three months ended March 31, 2010 and 2009, we incurred interest on our loan agreement with Ross/Fialkow of $16,600 and $32,642, respectively. We also incurred interest on unsecured cash advances from our president of $2,849 and $2,990, respectively. For the three months ended March 31, 2010, we incurred other miscellaneous interest costs of $27.

For the three month period ended March 31, 2010 and 2009, interest expense decreased by $16,156. Of this decrease in interest, $16,042 is attributed to the reduction in the interest rate on the outstanding balance of our line of credit, and $141 is attributable to the decrease in the interest rate on the outstanding balance of unsecured cash advances we received from Mr. Planche. The remaining change is attributable to a net increase in miscellaneous interest income expense of $27.

Income Taxes

We have not calculated the tax benefits of our net operating losses, since we do not have the required information. Due to the uncertainty over our ability to utilize these operating losses, any deferred tax assets, when determined, would be fully offset by a valuation allowance. The Company paid $456 along with its extension for a state tax return.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 2010

Since inception, our operations have not generated sufficient cash flow to satisfy our capital needs. We have financed our operations primarily through the private sale of shares of our common stock, warrants to purchase shares of our common stock and debt securities. Our net working capital deficit at March 31, 2010 was $3.28 million compared to a deficit of $3.11 million as of December 31, 2009.

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

Due to the continued turmoil in the global economy, it is uncertain that the necessary funds will be available when we require them. We feel that we may benefit from, and take advantage of, the recent economic uncertainty. As it becomes more difficult for companies to stay in business, we believe they will need to find more creative and unique ways to differentiate themselves from their competition. We believe those companies will be more open to our products as they try to maintain their market share.

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

We estimate that it will require $300,000 - $450,000 in additional funding, to be used for various purposes, to make this sales and marketing effort successful. An ability to raise capital to fund this effort, or fund it timely, may influence how successful our sales and marketing effort is and consequently, affect our ability to attract future debt and/or equity financing for future operations.

Cash increased to $21,760 at March 31, 2010 from $1,314 at December 31, 2009.

Net cash used for operating activities for the three months ended March 31, 2010 was $183,406. The primary reason for the cash usage was to fund the loss for the period.

Net cash provided by financing activities for the three months ended March 31, 2010 was $204,750. The net cash provided was derived from unsecured cash advances received from our president of $204,750.

From April 1, 2010 to May 19, 2010, Mr. Planche had made additional loans to the Company in the amount of $17,500 under the same terms previously described.

Credit Availability

We have a $750,000 Loan Agreement with Ross/Fialkow, as described in NOTE 8 – LINE OF CREDIT of our condensed consolidated financial statements. We have borrowed $664,000 of the $750,000 available under this loan agreement. As of March 31, 2010, the outstanding balance under the line of credit was $664,000.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending to which the Company is a party or to which any of its properties are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

None

ITEM 5. OTHER INFORMATION

None

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

BRIGHTEC, INC.

Date: May 24, 2010	By:	/s/ Patrick Planche
Patrick Planche, President, Chief Executive Officer, Treasurer, Director Chief Financial Officer, Principal Executive Officer and Principal Financial and Accounting Officer